Form 10-Q
period 1996-06-30
OCCUSYSTEMS INC
filed 1996-08-12
CIK 924639

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1996 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
        For the Transition period from ___________________ to ______________

                        ------------------------------
                        Commission file number 0-24440
                        ------------------------------

                               OCCUSYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                                75-2543036
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3010 LBJ Freeway, Suite 400, Dallas,  Texas                         75234
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code (214) 484-2700

    Not applicable  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes  X                        No
                    ---                          ---



    As of July 31, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

      Common stock ..........19,905,952 shares, par value $.01 per share

================================================================================

                               OCCUSYSTEMS, INC.
                     Condensed Consolidated Balance Sheets
                   (In thousands, except per share amounts)


                                                        June 30,   December 31,
                                                          1996         1995
                                                      -----------  ------------
                                                      (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                             $  4,886      $  6,852
 Accounts receivable, net                                30,388        24,288
 Other current assets                                     4,937         4,552
                                                       --------      --------
     Total current assets                                40,211        35,692
                                                       --------      --------

Property and equipment, net                              23,772        17,656

Intangible assets, net                                   91,980        81,775

Other assets                                              3,731         2,735
                                                       --------      --------
     Total assets                                      $159,694      $137,858
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                     $    503      $  1,487
 Accounts payable                                         1,476         2,881
 Accrued expenses                                        14,246        14,187
                                                       --------      --------
     Total current liabilities                           16,225        18,555

Long term debt, net of current portion                   13,930         1,983

Other liabilities                                         3,439         3,678
                                                        -------      --------
     Total liabilities                                   33,594        24,216
                                                       --------      --------

Convertible exchangeable preferred stock                    -          15,000

Stockholders' equity:
 Common stock ($.01 par value, 50,000,000
  shares authorized,  19,747,452 and 17,246,407
  shares issued and outstanding at June 30, 1996,
  and December 31, 1995, respectively)                      197           173
 Additional paid-in capital                             135,422       113,076
 Accumulated deficit                                     (9,519)      (14,607)
                                                       --------      --------
     Total stockholders' equity                         126,100        98,642
                                                       --------      --------
     Total liabilities and stockholders' equity        $159,694      $137,858
                                                       ========      ========

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                 Three months ended June 30,     Six months ended June 30,
                                                                 ---------------------------    --------------------------
                                                                     1996            1995           1996           1995
                                                                 -----------     -----------    -----------    -----------
Revenues:
     Net revenues                                                 $ 37,489        $ 28,182       $ 70,990       $ 55,322

Costs and expenses:
     Operating costs                                                27,021          20,932         53,477         41,900
     General and administrative                                      3,290           3,123          6,131          6,255
     Depreciation and amortization                                   1,443             989          2,756          1,910
     Other nonrecurring charges                                        -               -              -              559
                                                                  --------        --------       --------       --------
       Total costs and expenses                                     31,754          25,044         62,364         50,624
                                                                  --------        --------       --------       --------
Operating income                                                     5,735           3,138          8,626          4,698

Other (income) expense:
     Interest expense                                                  235             691            580          1,820
     Interest income                                                   (42)           (220)           (78)          (263)
     Other, net                                                        231             162            296            241
                                                                  --------        --------       --------       --------
        Total other expense                                            424             633            798          1,798
                                                                  --------        --------       --------       --------
Income from continuing operations before extraordinary
     charge and taxes                                                5,311           2,505          7,828          2,900

Provision for income taxes                                           1,859           1,133          2,740          1,291
                                                                  --------        --------       --------       --------

Income from continuing operations before extraordinary charge        3,452           1,372          5,088          1,609
                                                                  --------        --------       --------       --------

Extraordinary charge from early extinguishment of debt, net of
     income tax benefit                                                -              (680)           -             (680)
                                                                  --------        --------       --------       --------

Net income                                                        $  3,452        $    692      $   5,088       $    929
                                                                  ========        ========       ========       ========

Earnings per common and common equivalent share:
     Income before extraordinary charge                           $   0.17        $   0.08      $    0.25       $   0.11
     Extraordinary charge on extinguishment of debt                   0.00           (0.04)          0.00          (0.04)
                                                                  --------        --------       --------       --------
Net income                                                        $   0.17        $   0.04       $   0.25       $   0.07
                                                                  ========        ========       ========       ========

Shares used in earnings per common and common equivalent
     share computation                                              20,821          17,406         20,611         15,327
                                                                  ========        ========       ========       ========


                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                   For the six months ended June 30,
                                                                 ------------------------------------
                                                                       1996                   1995
                                                                 -------------          -------------
Net cash provided by operating activities                           $  1,263               $  3,995
                                                                    --------               --------

Cash flows from investing activities:
  Purchases of property and equipment                                 (7,225)                (2,407)
  Cash paid for acquisitions, net of cash received                   (10,095)               (27,316)
                                                                    --------               --------

      Net cash used in investing activities                          (17,320)               (29,723)
                                                                    --------               --------

Cash flows from financing activities:
  Payments for equity issuance costs                                    (168)                   -
  Payment of dividends                                                   -                     (375)
  Proceeds from issuance of long-term debt                            12,700                 25,677
  Proceeds from initial public offering, net of issuance costs           -                   68,109
  Proceeds from exercise of stock options and warrants                 1,619                      7
  Payments on long-term debt                                             (60)               (41,920)
                                                                    --------               --------

      Net cash provided by financing activities                       14,091                 51,498
                                                                    --------               --------

Net increase (decrease) in cash                                       (1,966)                25,770
Cash and cash equivalents at beginning of period                       6,852                  3,924
                                                                    --------               --------

Cash and cash equivalents at end of period                          $  4,886               $ 29,694
                                                                    ========               ========

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.        PRESENTATION

          The balance sheet data at June 30, 1996, and the statement of operations for the three and six months ended June 30, 1996 and June 30, 1995, and the statement of cash flows data for the six months ended June 30, 1996 and June 30, 1995, have been derived from unaudited consolidated financial statements which, in the opinion of the Company, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Company for those periods. The financial data for the three and six months ended June 30, 1995 has been restated to reflect the business combinations accounted for under the pooling method of accounting. (See Note 3).


NOTE 2.        EARNINGS PER SHARE

          Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting of stock options, warrants, and convertible debt. Fully diluted earnings per common and common equivalent share are not presented because such amounts approximate earnings per common and common equivalent share.


NOTE 3.        BUSINESS COMBINATIONS

          Effective January 1, 1996, in a business combination accounted for as a pooling of interests, the Company acquired all of the outstanding common stock of Baltimore Industrial Medical Center and Maryland Industrial Medical Center, in Baltimore, Maryland, and Washington Industrial Medical Center in Cheverly, Maryland, in exchange for 225,000 shares of the Company's common stock.

          Effective January 1, 1996, in a business combination accounted for as a pooling of interests, the Company acquired all of the outstanding common stock of Concerned Care L.L.C., a physician practice located in Columbia, Maryland, in exchange for 66,414 shares of the Company's common stock.


NOTE 4.        PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following (in thousands):

                                       June 30,      December 31,
                                         1996            1995
                                       --------      ------------
          Land                         $  1,219        $  1,218
          Building and improvements       3,599           3,558
          Furniture and equipment        18,661          14,402
          Leasehold improvements          7,646           5,000
                                       --------        --------
                                         31,125          24,178
          Accumulated depreciation      ( 7,353)        ( 6,522)
                                       --------        --------
                                       $ 23,772        $ 17,656
                                       ========        ========


                               OCCUSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


NOTE 5.        LONG-TERM DEBT

          Long-term debt consisted of the following (in thousands):

                                          June 30,     December 31,
                                            1996           1995
                                          --------     ------------
Convertible notes payable, interest 6%:
     Payable in September 1998..........   $   185       $    510
     Payable in September 1999..........       600            600
     Payable in March 1997..............         -            500
Note payable to an individual, interest
 at 8.5%, due March 1998................         -             50
Note payable to an individual, interest
 at 8.75%, payable in quarterly
 installments through February 1999.....       100              -
Note payable to an individual, interest
 9%, payable in annual installments
 through November 1996..................       435            435
Note payable to an individual, interest
 at 10%, payable in monthly installments
 through March 2005.....................       138            143
Obligations under capital leases........       259            291
Note payable to stockholder, interest
 9%, payable in monthly installments
 through October 1996...................        16             36
Various lines of credit and notes
 payable, interest at prime plus 1/2%
 to 1%, payable on demand...............         -            675
Notes payable to a bank, interest at
 prime plus 1%, payable in monthly
 installments through October 1996......         -            230
Note payable to a bank, interest at
 6.25%..................................    12,700              -
                                           -------       --------
                                            14,433          3,470
     Less:  Current maturities..........     ( 503)       ( 1,487)
                                           -------       --------
                                           $13,930       $  1,983
                                           =======       ========

          The maturities of long-term debt at June 30, 1996, are as follows (in thousands):


          1996          $   503
          1997               99
          1998              290
          1999              685
          2000           12,759
          Thereafter         97
                        -------
                        $14,433
                        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

The Company derives its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the six month period ended June 30, 1996, the Company derived 64% of its net revenues from the treatment of work-related injuries and illnesses and 36% of its net revenues from non-injury related medical services. Physician and physical therapy services are provided at the Company's centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The Company's consolidated results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services, including salaries, benefits, malpractice insurance premiums and other related expenses.

The Company's rapid growth has resulted primarily from acquisitions of practices principally engaged in occupational healthcare. Since December 1, 1991, the Company has completed 41 acquisition transactions involving 84 physician practices and has developed another 16 physician practices. As of June 30, 1996, the Company operated 83 centers located in 13 states and served 22 markets.

The following table provides certain information concerning the Company's acquisition and development of practices during the periods indicated:

                                                                                            SIX MONTHS ENDED
                                                           YEARS ENDED DECEMBER 31           JUNE 30, 1996
                                                      ----------------------------------    ----------------
                                                      1991   1992   1993   1994   1995
Practices acquired during the period (1) .                3     16      9     17     24             15
Practices developed during the period.......              0      2      3      6      3              2
Number of centers at end of period (2)......              7     24     36     54     71             83
Number of affiliated physicians at end of
period......................................             14     45     72     95    129            150
Same market revenue growth (3)..............            9.8%  16.5%  33.8%  13.4%  12.2%          10.9%
- --------------------------------------------------------------------------

(1) Represents practices the assets of which were acquired during each period presented and not subsequently divested.
(2) Does not include practices the assets of which were acquired and subsequently divested or consolidated into existing centers within a market.
(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which the Company has operated for longer than one year (excluding revenue growth due to acquisitions of additional centers).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET REVENUES
- ------------

Net revenues increased 33.0% from $28,182,000 in the second quarter of 1995 to $37,489,000 in the second quarter of 1996. Of this increase, $2,783,000 resulted from practices acquired during 1996, $3,622,000 resulted from practices acquired in 1995 and developed in new markets during 1995 and 1996, $2,819,000 resulted from increased business in same markets (13.4% same market increase), and $83,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
- ------------------

Operating expenses increased 29.1% from $20,932,000 in the second quarter of 1995 to $27,021,000 in the second quarter of 1996. This increase was principally related to the practices acquired in 1996 and to practices acquired and developed during 1995. Operating expenses as a percentage of net revenues decreased from 74.3% in the second quarter of 1995 to 72.1% in the second quarter of 1996. For centers owned during the second quarter of 1995 and 1996, operating expenses as a percentage of net revenues decreased 5.7%, to 70.0%.

The practices acquired and developed during 1996 contributed operating margins of 21.6% in the second quarter of 1996, as compared to the practices owned prior to 1996, which produced operating margins of 26.9%. As certain functions are consolidated and other staff-related changes occur, the operating margins of acquired practices have tended to improve over time.

GENERAL AND ADMINISTRATIVE
- --------------------------

General and administrative expenses increased 5.3% from $3,123,000 in the second quarter of 1995 to $3,290,000 in the second quarter of 1996. As a percentage of net revenues, these costs decreased from 11.1% in the second quarter of 1995 to 8.8% in the second quarter of 1996. This decrease resulted primarily from economies of scale gained through continued expansion in existing markets.

DEPRECIATION AND AMORTIZATION
- -----------------------------

Depreciation and amortization expense increased 45.9% from $989,000 in the second quarter of 1995 to $1,443,000 in the second quarter of 1996. This increase resulted primarily from centers acquired in 1995 and 1996. As a percentage of net revenues, this expense increased from 3.5% in the second quarter of 1995 to 3.8% in the second quarter of 1996.

INTEREST EXPENSE
- ----------------

Interest expense decreased from $691,000 in the second quarter of 1995 to $235,000 in the second quarter of 1996. This decrease is primarily the result of the retirement of debt with proceeds from the Company's initial public offering on May 8, 1995. As a percentage of net revenues, this expense decreased from 2.4% during the second quarter of 1995 to 0.6% in the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET REVENUES
- ------------

Net revenues increased 28.3% from $55,322,000 in the first six months of 1995 to $70,990,000 in the first six months of 1996. Of this increase, $4,309,000 resulted from practices acquired during 1996, $6,585,000 resulted from practices acquired in 1995 and developed in new markets during 1995 and 1996, $4,549,000 resulted from increased business in same markets (10.9% same market increase), and $225,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
- ------------------

Operating expenses increased 27.6% from $41,900,000 in the first six months of 1995 to $53,477,000 in the first six months of 1996. This increase was principally related to the practices acquired in 1996 and to practices acquired and developed during 1995. Operating expenses as a percentage of net revenues decreased from 75.7% in the first six months of 1995 to 75.3% in the first six months of 1996. For centers owned during the first six months of 1995 and 1996, operating expenses as a percentage of net revenues decreased 3.2%, to 72.8%.

The practices acquired and developed during 1996 contributed operating margins of 17.1% in the first six months of 1996, as compared to the practices owned prior to 1996, which produced operating margins of 24.0%.

GENERAL AND ADMINISTRATIVE
- --------------------------

General and administrative expenses decreased 2.0% from $6,255,000 in the first six months of 1995 to $6,131,000 in the first six months of 1996. As a percentage of net revenues, these costs decreased from 11.3% in the first six months of 1995 to 8.6% in the first six months of 1996. This decrease resulted primarily from economies of scale gained through continued expansion in existing markets.

DEPRECIATION AND AMORTIZATION
- -----------------------------

Depreciation and amortization expense increased 44.3% from $1,910,000 in the first six months of 1995 to $2,756,000 in the first six months of 1996. This increase resulted primarily from centers acquired in 1995 and 1996. As a percentage of net revenues, this expense increased from 3.5% in the first six months of 1995 to 3.9% in the first six months of 1996.

OTHER NONRECURRING CHARGES
- --------------------------

A nonrecurring charge of $559,000 in the first quarter of 1995 resulted from the write-down of certain assets that were acquired in the business combinations which were accounted for under the pooling method of accounting (see Notes 1 and 3).

INTEREST EXPENSE
- ----------------

Interest expense decreased from $1,820,000 in the first six months of 1995 to $580,000 in the first quarter six months of 1996. This decrease is primarily the result of the retirement of debt with proceeds from the Company's initial public offering on May 8, 1995. As a percentage of net revenues, this expense decreased from 3.3% during the first six months of 1995 to 0.8% in the first six months of 1996.

INCOME TAXES
- ------------

The Company's effective tax rate decreased from 44.5% for the six months ended June 30, 1995 to 35% for the six months ended June 30, 1996. This decrease was due to the restatement of the statement of operations for the six month period ended June 30, 1995 for the business combinations treated as poolings (See Notes 1 and 3). Without this restatement, the Company's effective tax rate would have remained constant for the periods ended June 30, 1995 and June 30, 1996.

EXTRAORDINARY CHARGE
- --------------------

The Company recorded a $680,000 extraordinary loss, net of income tax benefit, in the second quarter of 1995 as a result of the early extinguishment of $6,000,000 of indebtedness outstanding under the Company's 10% Senior Subordinated Note due December 1, 2000, which resulted in a charge of $427,000 (net of tax) in unaccreted original issue discount associated with such debt. The Company also recognized a charge of $253,000 (net of tax) for the unaccreted original issue discount on certain warrants issued in January 1995, to secure a revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, the Company had $23.9 million in working capital, an increase of $6.8 million from December 31, 1995. The Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $4.9 million,
(ii) net accounts receivable of $30.4 million, and (iii) $47.3 million in borrowing capacity under a revolving loan agreement with Creditanstalt-Bankverein ("Loan Agreement").

Cash and cash equivalents decreased $2.0 million from $6.9 million as of December 31, 1995 to $4.9 million as of June 30, 1996. This decrease is primarily the result of payments of $10.1 million pertaining to practices acquired in 1996 and purchases of property and equipment related to new and existing centers in 1996 of $7.2 million, offset by proceeds from loan borrowings of $12.7 million.

The Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the loan agreement, will be sufficient to meet its working capital requirements and debt obligations and to finance any necessary capital expenditures for the foreseeable future. On April 10, 1996, the Company amended its loan agreement to provide for revolving loans of up to $60 million at more favorable interest rates than the previous agreement. Expansion of the Company's business through acquisitions, development centers, and joint ventures may require additional funds, which, to the extent not provided by internally generated sources, cash and cash equivalents and the amended loan agreement, would require the Company to seek additional debt or equity financing.

PART II.       OTHER INFORMATION


ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 11 - Statement re Computation of Earnings Per Common and Common Equivalent Share.

     (b)  Reports on Form 8-K:

          There have been no reports on Form 8-K for the quarter for which this form on Form 10-Q is being filed.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OccuSystems, Inc.


Date:  August 15, 1996                      JOHN K. CARLYLE
                                        -------------------------
                                        John K. Carlyle
                                        President and Chief Executive Officer


                                            JAMES M. GREENWOOD
                                        -------------------------
                                        James M. Greenwood
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)