Form 10-Q
period 1996-09-30
OCCUSYSTEMS INC
filed 1996-11-13
CIK 924639

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1996 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the Transition period from ___________________ to ______________

                        ______________________________

                        Commission file number 0-24440
                        ______________________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X                                      No __________
       ---------


    As of November 11, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

          Common stock .......... 21,336,477 shares, par value $.01 per share

________________________________________________________________________________
________________________________________________________________________________

                               OCCUSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                   September 30,    December 31,
                                                                      1996             1995
                                                                   -------------    ------------
                                                                    (Unaudited)
ASSETS

Current  assets:
  Cash  and cash equivalents                                      $       6,220    $      6,852
  Accounts receivable, net                                               35,354          24,288
  Other current assets                                                    4,662           4,552
                                                                   -------------    ------------
      Total current assets                                               46,236          35,692
                                                                   -------------    ------------
Property and equipment, net                                              29,247          17,656

Intangible assets, net                                                   95,826          81,775

Other assets                                                              3,936           2,735
                                                                   -------------    ------------
      Total assets                                                $     175,245    $    137,858
                                                                   =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Current portion of long-term debt                               $         524    $      1,487
  Accounts payable                                                        1,761           2,881
  Accrued expenses                                                       16,851          14,187
                                                                   -------------    ------------
      Total current liabilities                                          19,136          18,555

Long term debt, net of current portion                                   17,355           1,983

Other liabilities                                                         6,314           3,678
                                                                   -------------    ------------
      Total liabilities                                                  42,805          24,216
                                                                   -------------    ------------
Convertible exchangeable preferred stock                                    -            15,000

Stockholders' equity:
  Common stock ($.01 par value, 50,000,000 shares authorized,
      20,076,065 and 17,246,407 shares issued and outstanding at
      September 30, 1996, and December 31, 1995, respectively)              201             173
  Additional paid-in capital                                            137,450         113,076
  Accumulated deficit                                                    (5,211)        (14,607)
                                                                   -------------    ------------
      Total stockholders' equity                                        132,440          98,642
                                                                   -------------    ------------
      Total liabilities and stockholders' equity                  $     175,245    $    137,858
                                                                   =============    ============

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                     1996              1996              1996              1996
                                                                 -------------     --------------    ------------     --------------
Revenues:
  Net revenues                                                  $      40,625     $      29,988    $     111,615     $     85,310

Costs and expenses:
  Operating costs                                                      28,587            21,382           82,064           63,282
  General and administrative                                            3,135             3,262            9,266            9,517
  Depreciation and amortization                                         1,649             1,048            4,405            2,958
  Other nonrecurring charges                                              -                 -                -                559
                                                                 -------------     --------------    ------------     --------------
   Total costs and expenses                                            33,371            25,692           95,735           76,316
                                                                 -------------     --------------    ------------     --------------
Operating income                                                        7,254             4,296           15,880            8,994

Other (income) expense:
  Interest expense                                                        327               317              907            2,137
  Interest income                                                         (38)             (393)            (116)            (656)
  Other, net                                                              338               151              634              392
                                                                 -------------     --------------    ------------     --------------
   Total other expense                                                    627                75            1,425            1,873
                                                                 -------------     --------------    ------------     --------------

Income from continuing operations before extraordinary
 charge and taxes                                                       6,627             4,221           14,455            7,121

Provision for income taxes                                              2,319             1,889            5,059            3,180
                                                                 -------------     --------------    ------------     --------------
Income from continuing operations before extraordinary charge           4,308             2,332            9,396            3,941
                                                                 -------------     --------------    ------------     --------------

Extraordinary charge from early extinguishment of debt, net of
 income tax benefit                                                       -                 -                -               (680)
                                                                 -------------     --------------    ------------     --------------
Net income                                                      $       4,308     $       2,332    $       9,396     $      3,261
                                                                 =============     ==============    ============     ==============

Earnings per common and common equivalent share:
 Income before extraordinary charge                             $        0.21              0.12    $        0.46     $       0.24
 Extraordinary charge on extinguishment of debt                           -                 -                -              (0.04)
                                                                 -------------     --------------    ------------     --------------
 Net income                                                     $        0.21     $        0.12    $        0.46     $       0.20
                                                                 =============     ==============    ============     ==============

Shares used in earnings per common and common equivalent
 share computation                                                     20,941            20,347           20,721           17,001
                                                                 =============     ==============    ============     ==============

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                            For the nine months ended September 30,
                                                                            ---------------------------------------
                                                                                 1996                    1995
                                                                            -------------           ---------------
Net cash provided by operating activities                                  $       6,491           $       7,188
                                                                            -------------           ---------------
Cash flows from investing activities:
  Purchases of property and equipment                                            (13,613)                 (4,348)
  Cash  paid for acquisitions, net of cash received                              (12,190)                (30,154)
                                                                            -------------           ---------------

        Net cash used in investing activities                                    (25,803)                (34,502)
                                                                            -------------           ---------------
Cash flows from financing activities:
  Payments for equity issuance costs                                                (168)                    -
  Payment of dividends                                                               -                      (375)
  Proceeds from issuance of long-term debt                                        16,200                  25,677
  Proceeds from initial public offering, net of issuance costs                       -                    68,109
  Proceeds from exercise of stock options and warrants                             2,763                     539
  Payments on long-term debt                                                        (115)                (42,001)
                                                                            -------------           ---------------

        Net cash provided by financing activities                                 18,680                  51,949
                                                                            -------------           ---------------

Net increase (decrease) in cash                                                     (632)                 24,635
Cash and cash equivalents at beginning of period                                   6,852                   3,924
                                                                            -------------           ---------------

Cash and cash equivalents at end of period                                 $       6,220           $      28,559
                                                                            =============           ===============

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   PRESENTATION

     The balance sheet data at September 30, 1996, and the statement of operations for the three and nine months ended September 30, 1996 and September 30, 1995, and the statement of cash flows data for the nine months ended September 30, 1996 and September 30, 1995, have been derived from unaudited consolidated financial statements which, in the opinion of the Company, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Company for those periods. The financial data for the three and nine months ended September 30, 1995 has been restated to reflect the business combinations accounted for under the pooling method of accounting. (See Note 3).


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


NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                    September 30,      December 31,
                                        1996             1995
                                   --------------     -------------
       Land                               $ 1,665          $  1,218
       Building and improvements            4,141             3,558
       Furniture and equipment             22,447            14,402
       Leasehold improvements               9,321             5,000
                                          -------          --------
                                           37,574            24,178
       Accumulated depreciation            (8,327)           (6,522)
                                          -------          --------
                                          $29,247          $ 17,656
                                          =======          ========

                               OCCUSYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


NOTE 5.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                        September 30,          December 31,
                                                                           1996                   1995
                                                                       ---------------        -------------
          Convertible notes payable, interest 6%:
               Payable in September 1998......................                 $   185            $    510
               Payable in September 1999......................                     600                 600
               Payable in March 1997..........................                       -                 500
          Note payable to an individual, interest at
             8.5%, due March 1998.............................                       -                  50
          Note payable to an individual, interest at 8.75%,
             payable in quarterly installments through
             February 1999....................................                      77                   -
          Note payable to an individual, interest 9%,
             payable in annual installments through
             November 1996....................................                     435                 435
          Note payable to an individual, interest at 10%,
             payable in monthly installments through
             March 2005.......................................                     135                 143
          Obligations under capital leases....................                     241                 291
          Note payable to stockholder, interest 9%, payable
             in monthly installments through October 1996.....                       6                  36
          Various lines of credit and notes payable, interest
             at prime plus 1/2% to 1%, payable on demand......                       -                 675
          Notes payable to a bank, interest at prime plus 1%,
             payable in monthly installments through
             October 1996.....................................                       -                 230
          Note payable to a bank, interest at 6.19%...........                  16,200                   -
                                                                               -------            --------
                                                                                17,879               3,470
                 Less:  Current maturities....................                   ( 524)            ( 1,487)
                                                                                ------            --------
                                                                               $17,355            $  1,983
                                                                               =======            ========

          The maturities of long-term debt at September 30, 1996, are as follows (in thousands):

          1996                 $ 450
          1997                   100
          1998                   290
          1999                   683
          2000                16,260
          Thereafter              96
                             -------
                             $17,879
                             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company derives its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the nine month period ended September 30, 1996, the Company derived 66% of its net revenues from the treatment of work-related injuries and illnesses and 34% of its net revenues from non-injury related medical services. Physician and physical therapy services are provided at the Company's centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The Company's consolidated results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services, including salaries, benefits, malpractice insurance premiums and other related expenses.

The Company's rapid growth has resulted primarily from acquisitions of practices principally engaged in occupational healthcare. Since December 1, 1991, the Company has completed 43 acquisition transactions involving 87 physician practices and has developed another 20 physician practices. As of September 30, 1996, the Company operated 89 centers located in 13 states and served 24 markets.

The following table provides certain information concerning the Company's acquisition and development of practices during the periods indicated:

                                                                                                   NINE MONTHS ENDED
                                                           YEARS ENDED DECEMBER 31                 SEPTEMBER 30,1996
                                                ---------------------------------------------      -----------------
                                                1991       1992      1993      1994      1995

Practices acquired during the period (1) ...       3         16         9        17        24               18
Practices developed during the period.......       0          2         3         6         3                6
Number of centers at end of period (2)......       7         24        36        54        71               89
Number of affiliated physicians at end of
period......................................      14         45        72        95       129              160
Same market revenue growth (3)..............     9.8%      16.5%     33.8%     13.4%     12.2%            11.4%

____________________________________________

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET REVENUES
------------

Net revenues increased 35.5% from $29,988,000 in the third quarter of 1995 to $40,625,000 in the third quarter of 1996. Of this increase, $3,467,000 resulted from practices acquired during 1996, $4,134,000 resulted from practices acquired in 1995 and developed in new markets during 1995 and 1996, $2,838,000 resulted from increased business in same markets (12.2% same market increase), and $198,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
------------------

Operating expenses increased 33.7% from $21,382,000 in the third quarter of 1995 to $28,587,000 in the third quarter of 1996. This increase was principally related to the practices acquired in 1996 and to practices acquired and developed during 1995. Operating expenses as a percentage of net revenues decreased from 71.3% in the third quarter of 1995 to 70.4% in the third quarter of 1996. For centers owned during the third quarter of 1995 and 1996, operating expenses as a percentage of net revenues decreased 5.3%, to 68.6%.

The practices acquired and developed during 1996 contributed operating margins of 23.2% in the third quarter of 1996, as compared to the practices owned prior to 1996, which produced operating margins of 29.2%. As certain functions are consolidated and other staff-related changes occur, the operating margins of acquired practices have tended to improve over time.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased 3.9% from $3,262,000 in the third quarter of 1995 to $3,135,000 in the third quarter of 1996. As a percentage of net revenues, these costs decreased from 10.9% in the third quarter of 1995 to 7.7% in the third quarter of 1996. This decrease resulted primarily from economies of scale gained through continued expansion in existing markets.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense increased 57.3% from $1,048,000 in the third quarter of 1995 to $1,649,000 in the third quarter of 1996. This increase resulted primarily from centers acquired in 1995 and 1996, as well as the depreciation expense attributable to the rollout of the Company's new proprietary information system. As a percentage of net revenues, this expense increased from 3.5% in the third quarter of 1995 to 4.1% in the third quarter of 1996.

INTEREST EXPENSE
----------------

Interest expense increased from $317,000 in the third quarter of 1995 to $327,000 in the third quarter of 1996. As a percentage of net revenues, this expense decreased from 1.1% during the third quarter of 1995 to 0.8% in the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET REVENUES
------------

Net revenues increased 30.8% from $85,310,000 in the first nine months of 1995 to $111,615,000 in the first nine months of 1996. Of this increase, $7,776,000 resulted from practices acquired during 1996, $11,006,000 resulted from practices acquired in 1995 and developed in new markets during 1995 and 1996, $7,100,000 resulted from increased business in same markets (11.4% same market increase), and $423,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
------------------

Operating expenses increased 29.7% from $63,282,000 in the first nine months of 1995 to $82,064,000 in the first nine months of 1996. This increase was principally related to the practices acquired in 1996 and to practices acquired and developed during 1995. Operating expenses as a percentage of net revenues decreased from 74.2% in the first nine months of 1995 to 73.5% in the first nine months of 1996. For centers owned during the first nine months of 1995 and 1996, operating expenses as a percentage of net revenues decreased 3.6%, to 71.8%.

The practices acquired and developed during 1996 contributed operating margins of 18.2% in the first nine months of 1996, as compared to the practices owned prior to 1996, which produced operating margins of 25.8%.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased 2.6% from $9,517,000 in the first nine months of 1995 to $9,266,000 in the first nine months of 1996. As a percentage of net revenues, these costs decreased from 11.2% in the first nine months of 1995 to 8.3% in the first nine months of 1996. This decrease resulted primarily from economies of scale gained through continued expansion in existing markets.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense increased 48.9% from $2,958,000 in the first nine months of 1995 to $4,405,000 in the first nine months of 1996. This increase resulted primarily from centers acquired in 1995 and 1996, as well as the depreciation expense attributable to the rollout of the Company's new proprietary information system. As a percentage of net revenues, this expense increased from 3.5% in the first nine months of 1995 to 3.9% in the first nine months of 1996.

OTHER NONRECURRING CHARGES
--------------------------

A nonrecurring charge of $559,000 in the first quarter of 1995 resulted from the write-down of certain assets that were acquired in the business combinations which were accounted for under the pooling method of accounting (see Notes 1 and 3).

INTEREST EXPENSE
----------------

Interest expense decreased from $2,137,000 in the first nine months of 1995 to $907,000 in the first nine months of 1996. This decrease is primarily the result of the retirement of debt with proceeds from the Company's initial public offering on May 8, 1995, as well as the March 1996 redemption of $15,000,000 in convertible debentures. As a percentage of net revenues, this expense decreased from 2.5% during the first nine months of 1995 to 0.8% in the first nine months of 1996.

INCOME TAXES
------------

The Company's effective tax rate decreased from 44.6% for the nine months ended September 30, 1995 to 35% for the nine months ended September 30, 1996. This decrease was due to the restatement of the statement of operations for the nine month period ended September 30, 1995 for the business combinations treated as poolings (See Notes 1 and 3). Without this restatement, the Company's effective tax rate would have remained constant for the periods ended September 30, 1995 and September 30, 1996.

EXTRAORDINARY CHARGE
--------------------

The Company recorded a $680,000 extraordinary loss, net of income tax benefit, in the third quarter of 1995 as a result of the early extinguishment of $6,000,000 of indebtedness outstanding under the Company's 10% Senior Subordinated Note due December 1, 2000, which resulted in a charge of $427,000 (net of tax) in unaccreted original issue discount associated with such debt. The Company also recognized a charge of $253,000 (net of tax) for the unaccreted original issue discount on certain warrants issued in January 1995, to secure a revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, the Company had $27.1 million in working capital, an increase of $10.0 million from December 31, 1995. The Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $6.2 million, (ii) net accounts receivable of $35.4 million, and (iii) $43.8 million in borrowing capacity under a revolving loan agreement with Creditanstalt-Bankverein ("Loan Agreement").

Cash and cash equivalents decreased $0.7 million from $6.9 million as of December 31, 1995 to $6.2 million as of September 30, 1996. This decrease is primarily the result of payments of $12.2 million pertaining to practices acquired in 1996 and purchases of property and equipment related to new and existing centers in 1996 of $13.6 million, offset by proceeds from loan borrowings of $16.2 million, and cash flow from operations of $6.5 million.

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


                                        OccuSystems, Inc.


Date:  November 12, 1996                John K. Carlyle
                                        ---------------------------
                                        John K. Carlyle
                                        President and Chief Executive Officer


                                        James M. Greenwood
                                        ---------------------------
                                        James M. Greenwood
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)