Form 10-K
period 1996-12-31
OCCUSYSTEMS INC
filed 1997-03-31
CIK 924639

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1996 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _______ to ________

                        Commission file number 33-79734

                               OCCUSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
           Delaware                                      75-2543036
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3010 LBJ Freeway, Suite 400, Dallas, Texas                  75234
 (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:    (972) 484-2700

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                  NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                                            No
                 -                                               ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K
          ---

     The aggregate market value of the Registrant's common stock held by non-affiliates as of March 14, 1997 was approximately $517,846,000. As of March 14, 1997, there were 21,576,898 shares of the Registrant's common stock outstanding.

     ......................................................................
                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part II of this annual report on Form 10-K the information contained in the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1996, and there is incorporated by reference in Part III of this annual report on Form 10-K certain information contained in registrant's definitive proxy statement which will be filed with the Commission on or about April 3, 1997.

-------------------------------------------------------------------------------

                                      PART I

Item 1.  Business

General

  OccuSystems is the nation's largest physician practice management company focusing on occupational healthcare. The Company currently manages the practices of 201 physicians in the Company's 115 occupational healthcare centers located in 31 markets in 16 states. OccuSystems provides the management, facilities, administrative and technical support, case management, physical therapy services and other ancillary services necessary to establish and maintain a fully integrated network of occupational healthcare providers. The Company believes that this network of physicians and facilities combined with the Company's management expertise and cost containment programs provide significant advantages to patients, employers, physicians and payors in reducing the overall costs associated with occupational healthcare. Since December 1, 1991, the Company has acquired the assets of 110 physician practices and developed 25 physician practices.


Industry Overview

  The market to provide occupational healthcare services is highly fragmented. Occupational medical care is largely provided by independent physicians, who have experienced increasing pressures in recent years from cost containment efforts, growing regulatory complexity, medical liability concerns and increased competition. Although risk sharing programs have yet to become a major factor in occupational healthcare, the Company anticipates that such programs, including capitation plans (i.e., plans that charge fees on a per capita basis, regardless of services provided) and case rate plans (i.e., plans that charge fees on a per diagnosis basis), may play an increasing role in the delivery of occupational healthcare services. In addition, the Company anticipates that competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups, such as those managed by the Company, insurance companies, health maintenance organizations (''HMOs'') and other significant providers of managed care products.

  Occupational healthcare consists of two primary components: (i) workers' compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements.


  Workers' Compensation

  Due to several factors, including an increase in the number of work-related injuries and illnesses, a general rise in the cost of occupational healthcare, and the requirement that employers pay the majority of lost wages and all compensable medical and non-medical costs of their employees, the dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating costs to employers. The Company anticipates that employers' direct costs of workers' compensation will continue to escalate primarily because of broader definitions of work-related injuries and illnesses covered by workers' compensation laws, the shifting of medical costs from group health plans to the workers' compensation system, an aging work force and, most importantly, the absence of comprehensive cost containment programs (such as those that encourage early return-to-work and limited duty) that are necessary to reduce the non-medical costs associated with workers' compensation. As workers' compensation costs escalate, the Company expects that employers will continue to seek and implement strategies and programs to reduce workers' compensation costs and to improve worker productivity, health and safety.

  Each state has adopted its own workers' compensation benefit system to compensate individuals who are injured or who contract illnesses while performing their job duties. In addition, federal statutes provide a workers' compensation benefit system for federal employees. These systems generally require employers to pay a significant portion of lost wages and all of an employee's costs of medical treatment, legal fees and other associated costs, with no co-payment or deductible due from the injured or ill worker. In addition, there is typically no lifetime maximum or limit on expenses, and the injured worker has no financial responsibility for those expenses. In exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. The extensive benefits coverage (for both lost wages and medical costs) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. In two states (Texas and New Jersey), employers are permitted to refrain from purchasing or procuring any such insurance coverage, thereby exposing themselves to significant potential liability as the result of an employee's work-related injury or death. Such employers are sometimes termed ''non-subscribers''.

  Reimbursement to healthcare providers is determined by a number of different methods in states where employers obtain workers' compensation insurance coverage. As of December 31, 1996, 40 states had adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. These fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual and customary fees charged in the particular market for the services provided. Of the 16 states in which the Company operates, twelve have fee schedules.

  Limitations on an employee's right to choose a specific healthcare provider is dependent upon the particular state statute. According to the Workers' Compensation Research Institute, as of December 31, 1996, 24 states limited the employee's choice of provider and 36 states placed restrictions on switching providers, including provisions requiring employer approval for any changes. Generally, the employer will also have the ability to direct the employee when the employer is self-insured or a non-subscriber. The Company believes that employers greatly influence their employees' choices of physicians even in states in which the employees may select their providers. As a result, it has been the Company's experience that its results of operations and prospects in a particular state are not materially dependent upon state statutes regarding direction of employees.


  Non-Injury Healthcare Services

  Non-injury healthcare services provided by the Company include employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer needs. Non-injury healthcare services also include programs to assist employers in complying with a continuously expanding list of federal and state governmental requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act (the ''ADA''), have increased employers' demand for healthcare professionals who are experts in the delivery of these regulated services.


Strategy

  The Company's objective is to organize primary care physicians who specialize in occupational medicine within regional networks of occupational healthcare centers that provide cost-effective healthcare services to individuals injured in the workplace, perform various employment-related testing services and assist employers in complying with the occupational regulations and requirements of various government agencies. The Company believes that if an injured worker is given access to a well-organized, vertically integrated delivery system, and if the entire injury resolution process is administered and managed properly, maximum cost savings to the employer will be realized. The Company believes that it can generate the greatest savings for employers and other payors by reducing non-medical costs, such as lost time wages, disability payments and administrative costs, which are variable in nature and represent approximately 60% of all costs associated with workers' compensation.

      The Company's strategy is as follows:

     Continue to Consolidate Primary Care Physician Practices Specializing in
  Occupational Medicine.   The Company estimates that there are more than 2,000
  healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. The Company believes that, due to increasing business and regulatory complexity, capital requirements and the development of larger integrated networks such as the Company's, an increasing number of physicians are seeking to affiliate with larger, professionally managed organizations. OccuSystems has established affiliations with 201 physicians and intends to move aggressively to establish additional affiliations.

     Develop Clusters of Occupational Healthcare Centers.   OccuSystems
  organizes its centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. The Company has established operations in 31 markets, has acquired the assets of 110 physician practices and has developed 25 physician practices. The Company has also entered into three joint venture agreements through which it operates seven centers. The Company intends to develop additional centers in new markets and within existing markets primarily through acquisitions and joint ventures. The

  Company is in discussions with numerous potential acquisition and joint venture candidates and is planning the development of several other centers.

     Develop and Affiliate with Vertically Integrated Networks of Providers.
  The Company is positioning its centers to operate successfully within emerging models of healthcare payment and delivery by actively developing and affiliating with vertically integrated networks of specialists, hospitals and other healthcare providers. These networks are designed to provide quality care to patients at substantially reduced costs. With these networks, the Company believes that it can cost-effectively develop risk sharing programs, such as case rate and capitation products, covering the full range of costs associated with work-related injury and illness care.

     Employ Its Information Systems and Its Regulatory and Practice Management Expertise to Optimize the Performance of Its Centers and Enhance Its
  Affiliated Physicians' Practices.   The Company's extensive proprietary
  knowledge base and information systems relating to workplace injuries, treatment protocols, outcomes data and the workers' compensation system enhance the Company's ability to furnish high-quality, efficient healthcare services while complying with the complexity of regulations governing the occupational healthcare system. Furthermore, it is the Company's strategy to use its knowledge base and information systems to continue to expand its non-injury care services. The Company's expertise also allows it to efficiently run all business aspects of center operations, including billing and collection, accounting, tax and financial management, marketing and human resource management, enabling its affiliated physicians to focus on the practice of medicine.

     Implement Its Proprietary Active Injury/Illness Management Program.   The
  Company's cost-containment programs are designed to manage the injury and illness resolution process to accelerate the employee's return to work in an appropriate manner while ensuring quality care. As part of this outcome-oriented approach, the Company provides proactive case management services through its proprietary ''AIM(SM)'' (Active Injury/Illness Management) program. AIM(SM) enables the Company to assist physicians in managing the entire injury resolution process--from the moment of initial treatment to return to work--to focus on eliminating costly inefficiencies without compromising quality of care. See ''Operations--Active Injury/Illness Management.''

     Market Its Services on a Case Rate and Capitated Basis.   Utilizing its
  proprietary information systems, the Company has developed an extensive data base of clinical outcomes, established case rates by diagnosis and conducted the risk analysis necessary to create and offer services on a case rate and capitated basis. The Company is expanding its marketing of such services to employers, insurers and managed care organizations and is working with insurers and other payors to develop other innovative reimbursement programs.


Operations

   Agreements With Physician Groups

  Due to increasing financial, administrative, regulatory and legal burdens associated with the practice of medicine in the emerging managed care environment, many physicians are seeking alternative practice models such as large group practices. The Company seeks to provide the necessary business support services to enable physicians to focus on the medical rather than the business aspects of their practices. The Company provides a wide array of business services with which the Company is affiliated (the ''Physician Groups''), such as providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, marketing and information-based services such as process management and outcomes analysis. As another service to the Physician Groups, the Company recruits physicians, nurses, physical therapists and other healthcare providers.

  Physician and physical therapy services are provided at the Company's centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The management agreements between the Company and the Physician Groups with respect to the 201 affiliated physicians have 40-year terms. Pursuant to each management agreement, receivables are collected by the Company on behalf of the Physician Groups. The Company advances funds for payment of each Physician Group's expenses, including salaries, shortly after services are rendered to patients. Under the terms of each management agreement, the Company provides each Physician Group with most non-physician support and all facilities, supplies and marketing services necessary for the Physician Group to render services to the centers' patients. For those services, the Company receives a management fee based on a portion of cash receipts from all medical services generated by the Physician Group. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for administrative discounts and bad debts. The Company provides services to the Physician Groups as an independent contractor and is responsible only for the non-medical aspects of the Physician Groups' practices. The Physician Groups retain sole responsibility for all medical decisions.

  The management agreements between the Company and the Physician Groups are terminable by either party only for cause. Although the Company believes that, in the event any such agreement were terminated, it could enter into agreements with other physicians on terms as favorable as its current management agreements, there can be no assurance that disruption to its business would not occur.

  Individual physicians who perform services pursuant to contracts with a Physician Group are employees of the Physician Group. The physicians providing services for the Physician Groups do not maintain other practices. The owners of the Physician Groups are physicians, and each Physician Group has a physician medical director. It is the responsibility of the owners of the Physician Group to hire and manage all physicians associated with the Physician Group and to develop operating policies and procedures and professional standards and controls. Pursuant to each management agreement, the Physician Group indemnifies the Company from any loss or expense arising from acts or omissions of the Physician Group or its professionals or other personnel, including claims for malpractice.


   Occupational Healthcare Centers

  The Company's 115 occupational healthcare centers provide treatment for work-related injuries and illnesses, physical and rehabilitation therapy, preplacement physical examinations and evaluations, case management, diagnostic testing, drug and alcohol testing and various other employer-requested or government-mandated occupational health services. During the twelve months ended December 31, 1996, 53% of all patient visits to the Company's centers were for the treatment of injuries or illnesses and 47% were for physical examinations and other non-injury occupational medical services.

  Preplacement physical examinations and drug and alcohol testing are most frequently conducted on a walk-in basis but may be scheduled in advance. More specialized services, such as audiogram testing or pulmonary function testing, are usually scheduled in advance. Employees suffering from work-related injuries or illnesses are treated on an urgent basis. The most common treatments to employees are for soft tissue injuries, lacerations (including tendon repairs), moderate trauma injuries to the spine or extremities, and exposure to hazardous material.

  A typical center ranges in size from approximately 4,000 to 8,000 square feet, treats approximately 95 patients per day and has eight to ten examination rooms, two minor surgical suites, two intake rooms, a laboratory, an x-ray room and ancillary areas for reception, drug testing collection, rehabilitation and administration. The centers generally are open from eight to 13 hours per day; however, the Company operates a number of extended-hour centers which are open from 16 to 24 hours per day.

  Each of the Company's centers is staffed with at least one licensed physician who is an employee of a Physician Group and at least one licensed physical therapist. The licensed physicians are generally trained and experienced in occupational and industrial medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers utilize a staff of between 10 and 15 full-time persons (or their part-time equivalents), including licensed physicians, nurses, licensed physical therapists and administrative support personnel.


   Joint Ventures

  The Company's strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the formation of strategic joint ventures in addition to the acquisition and development of physician practices. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, the Company may focus its expansion efforts on the establishment of joint ventures. The Company typically acquires a majority ownership interest in the venture and agrees to manage the venture for a management fee based on net revenues. Effective January 1996, the Company formed a joint venture in Tucson, Arizona with El Dorado Hospital and Medical Center (owned by Columbia/HCA Healthcare Corporation) to establish a network of occupational healthcare centers in the Tucson market. Effective May 1996, the Company formed a joint venture in Oklahoma City, Oklahoma with INTEGRIS Ambulatory Care Corporation to establish a network of occupational healthcare centers in Oklahoma. In December 1996, the Company entered into a joint venture with Mercy Clinics, Inc., an affiliate of Mercy Hospital System, to establish a network of occupational healthcare centers in the

Des Moines, Iowa market. The Company is currently in negotiations with other joint venture candidates in certain other markets. See "Risk Factors--Dependence on Future Acquisitions and Joint Ventures."


   Active Injury/Illness Management

  The Company's proprietary AIM(SM) program offers proactive management of every occupational injury or illness, from the initial physician visit until the employee's return to work. Through the Company's proprietary management information system, the Company administers AIM(SM) both in conjunction with the operation of each of the Company's centers and, for a fixed fee per employee per month, for clients whose employees are outside of the Company's center service areas. The goal of AIM(SM) is to ensure that injured employees receive the highest quality, appropriate healthcare while permitting the elimination of costly inefficiencies. AIM(SM) operates on the premise that cost savings will result if injured employees are given access to quality healthcare, and the entire injury/illness resolution process is administered and coordinated properly. These costs savings are derived generally from a reduction in lost time days, a decrease in legal involvement and expenses, a more rapid return of the injured employee to regular work, the maintenance of greater worker productivity, the prevention of disability syndrome common to injured employees and a decrease in employers' workers' compensation premiums.

  Under the AIM(SM) program, the Company coordinates virtually every aspect of the injury/illness resolution process. Promptly following an employee's injury, a Physician Group physician assesses the severity of the injury and communicates and coordinates with the Company, attending physician, employee, employer and insurance carrier (if applicable) to identify and assess the appropriate medical treatment plan. If the employee requires follow-up medical visits or referrals, the Company monitors the ongoing medical treatment by the attending physician, assists the employer in identifying potential limited duty programs for the employee and solicits employee restriction requirements from the attending physician. If necessary, the Company will assist the employer in placing the employee in a limited duty program and thereafter facilitate the process of decreasing the employee's restriction requirements so that the employee can more quickly return to full duty.


   Other Ancillary Programs

  The Company offers other ancillary programs as discussed below. It has been the Company's experience that, by offering a full range of programs to complement its core occupational healthcare and case management operations, it strengthens its relationships with existing clients and increases the likelihood of attracting new clients. The Company anticipates expanding its ancillary programs as needed to address occupational legislation and regulations enacted in the future.

  Compliance With ADA.   The ADA is a federal statute that generally prohibits
employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The ADA became effective July 26, 1992, for employers with more than 25 employees, and now applies to all employers with 15 or more employees. The Company, through its "ADApt Program," assists employers with ADA compliance issues by proactively addressing ADA requirements relating to job descriptions, pre-placement physical examinations, analysis and compliance and confidentiality of applicant/employee information. ADApt helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with ADA guidelines.

  Risk Assessment and Injury Prevention Programs.   The Company assists clients
in reducing workplace injuries and illnesses through its on-site risk assessment and injury prevention programs. These programs include identifying workplace hazards, designing plant-specific safety programs and helping clients comply with federal and state occupational health regulations. The Company also provides ongoing educational programs for its clients.


   Marketing

  The Company's marketing efforts are targeted primarily at employers. The Company currently serves more than 50,000 employers, ranging from large corporations to businesses with only a few employees. Due to the nature of its business, the Company's marketing efforts are primarily directed toward employers with a significant number of employees. Business derived from employees of companies with 50 or less employees is generally due to a center's location, name recognition, quality service and convenience. The Company has 92 full-time sales and marketing personnel for its centers, who receive annual salaries plus commissions or bonuses. Marketing efforts consist primarily of direct sales calls and seminars on occupational healthcare issues. In addition, the Company periodically distributes follow-up questionnaires to employers and patients to monitor and enhance medical care and service satisfaction levels.


Information Services

  The Company has developed proprietary management and patient billing information systems to monitor and process each case that the Company manages and to administer a significant portion of the Company's receivables. As part of these systems, the Company employs a personal computer network to transmit patient and billing information from certain of its centers via a telecommunications network to the Company's various central business offices. The Company employs a Chief Information Officer who evaluates the Company's current systems and prospective business information needs and whose staff refines and enhances the systems to address changing information requirements.

  The Company is currently establishing a wide area network ("WAN") in each market it serves. All centers in a market will utilize a patient administration system (called "OccuSource(SM)") which runs on a client/server architecture allowing each center to access and share a common database for its market. The database contains employer protocols, patient records and other information regarding the Company's operations in such market. Creating a WAN in each market allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. The Company is linking each market WAN into a nationwide WAN in order to create a centralized repository of Company data located at the Company's principal offices in Dallas, Texas, to be used, among other things, for clinical outcomes analysis. As of December 31, 1996, OccuSource(SM) was fully operational in 65 centers and 15 markets. Efforts are currently underway to fully integrate OccuSource(SM) with the Company's other information systems, including case management and billing. The Company believes that its commitment to continued development of its information services provides a unique and sustainable competitive advantage within the occupational healthcare industry.


Competition

  The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. The Company's competitors have typically been independent physicians, hospital emergency departments and hospital medical centers. The Company believes that, as integrated networks are developed, its competitors will increasingly consist of specialized provider groups, insurance companies, HMOs and other managed care providers.

  The Company competes on the basis of its specialization in the occupational healthcare industry, knowledge and expertise, effectiveness of services, ability to offer services in multiple markets and information systems. The Company believes that it has a unique competitive advantage by specializing in and focusing on occupational medicine at the primary care provider level, which is the entry point to the occupational healthcare delivery system.

  The recruiting of physicians, nurses, physical therapists and other healthcare providers can be competitive, although the Company has experienced less difficulty in recruiting as the Company has grown and its reputation has developed. The loss of services provided by physicians, other providers or physical therapists for an extended period of time, or the inability to attract such individuals, could have an adverse effect on the Company's business.


Laws and Regulations

   General

  As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its operations are in material compliance with applicable laws. Nevertheless, because of the special nature of the Company's relationship with the Physician Groups, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's or the Physician Groups' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Physician Groups or that the healthcare regulatory environment will not change so as to restrict the Company's or the Physician Groups' existing operations or their expansion.

   Workers' Compensation Legislation

  The federal government and each state in which the Company does business administer workers' compensation programs, which require employers to cover medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and disabilities. Medical costs are paid to healthcare providers through the employer's purchase of insurance from private workers' compensation carriers, participation in a state fund or by self-insurance. Changes in workers' compensation laws or regulations may create a greater or lesser demand for some or all of the Company's services, require the Company to develop new or modified services to meet the needs of the marketplace and compete effectively or modify the fees that the Company may charge for its services.

  Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide medical care to their employees and where those services will be provided, and attempt to contain medical costs associated with workers' compensation claims. At present, ten of the states in which the Company does business have implemented treatment-specific fee schedules that set maximum reimbursement levels for healthcare services. The federal government and four states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, the Company adjusts its charges to the usual and customary levels authorized by the payor.


   Corporate Practice of Medicine and Other Laws

  Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine.

  Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, fee-splitting or similar law, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business. In addition, the laws and regulations of some states could restrict expansion of the Company's operations into those states.


   Fraud and Abuse Laws

  A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of any of 11 "designated medical services" (some of which are provided by Physician Groups affiliated with the Company).

  Four of the states in which the Company conducts business (Texas, Arizona, New Jersey and Maryland) have enacted statutes similar in scope and purpose to the Anti-Kickback Statute. There is no authority interpreting these statutes in a manner directly relevant to the Company's business. The Company believes that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute as persuasive, and further believes that its arrangements with the Physician Groups comply with the "management contract" safe harbor promulgated under the Anti-Kickback Statute. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest.

  All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business, and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with all applicable state anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, reinterpreted, or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business.


  Uncertainties Related to Changing Healthcare Environment

  In recent years, the healthcare industry has experienced change. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including capitation plans, may play an increasing role in the delivery of occupational healthcare services, and competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, HMOs and other significant providers of managed care products. To facilitate the Company's managed care strategy, the Company is developing risk-sharing products for the workers' compensation industry that will be marketed to employers, insurers and managed care organizations. No assurance can be given that the Company will prosper in the changing healthcare environment or that the Company's strategy to develop managed care programs will succeed in meeting employers' and workers' occupational healthcare needs. See "Strategy."


   Environmental

  The Company is subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with applicable law.


   ERISA

  The provision of goods and services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationship between the Company's managed care contracts and employers that maintain employee benefit plans subject to ERISA. DOL is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There can be no assurance that future revisions to or judicial or regulatory interpretations of ERISA will not have a material adverse effect on the Company's business or results of operations.


Seasonality

  The Company's business is seasonal in nature. Patient visits at the Company's centers are lower in the first and fourth quarters, primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, and holidays. In addition, employers generally hire fewer employees in the fourth quarter, thereby reducing the number of pre-hiring physical examinations and drug and alcohol tests conducted at the Company's centers during that quarter. Although the Company's rapid growth may obscure the effect of seasonality in the Company's financial results, the Company's first and fourth quarters generally reflect lower net revenues on a same market basis when compared to the Company's second and third quarters.

Properties

  The Company leases approximately 35,000 square feet of office space for its executive offices in Dallas, Texas, under a lease expiring in 1998. Of the Company's 115 centers, 108 are leased for terms of one to ten years, and the remaining seven centers are owned by the Company. A typical center ranges in size from approximately 4,000 to 8,000 square feet. The Company believes that its facilities are adequate for its reasonably foreseeable needs.

  The following table sets forth certain information regarding each of the markets served by the Company's centers as of January 31, 1997.

                                       Number of   Number   Date of
                                       Affiliated    of     Market
State                  Market          Physicians  Centers   Entry
Arizona         Flagstaff............      3         1       1995
                Phoenix..............     20         8       1995
                Tucson...............      3         2       1994
Arkansas        Little Rock..........      5         3       1997
Colorado        Colorado Springs.....      1         1       1996
                Denver...............     14         6       1993
Delaware        Newark...............      1         1       1996
Georgia         Columbus.............      1         1       1997
Hawaii          Honolulu.............      1         1       1995
Iowa            Des Moines...........      3         2       1992
Maryland        Baltimore............     14         7       1996
Michigan        Detroit..............     31        17       1993
Nevada          Reno/Carson City.....      6         3       1994
New Jersey      Northern.............     14         6       1996
                Southern.............      1         1       1996
New Mexico      Albuquerque..........      4         2       1993
                Santa Fe.............      1         1       1993
Oklahoma        Oklahoma City........      4         3       1994
                Tulsa................      3         1       1996
Pennsylvania    York.................      3         1       1994
Texas           Amarillo.............      3         1       1992
                Austin...............      3         2       1996
                Corpus Christi.......      2         2       1992
                Dallas-Fort Worth....     23        17       1985
                El Paso..............      2         1       1994
                Houston..............     12         8       1994
                San Antonio..........      6         5       1992
                Waco.................      2         1       1994
Wisconsin       Milwaukee............     10         5       1992

                           Totals....    196       110
                                         ===       ===

Insurance

  The Physician Groups maintain medical malpractice insurance under one insurance policy in the amount of $1,000,000 per occurrence and $15,000,000 in the aggregate. Pursuant to the management agreements between the Company and the Physician Groups, each Physician Group has agreed to indemnify the Company from certain losses, including medical malpractice. In addition, the Company maintains an umbrella policy that provides excess medical malpractice insurance in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate and $3,000,000 of general liability insurance. See "Operations--Agreements With Physician Groups."

  The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Employees

  The Company has approximately 2,600 employees. None of these employees are subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good. All physicians, physician assistants and physical therapists are either employed by or contract with the Physician Groups.

RISK FACTORS

   Dependence on Future Acquisitions and Joint Ventures

  The Company's growth in new and existing markets is dependent upon an aggressive acquisition and joint venture strategy. The Company is in various stages of negotiations to acquire practices from a number of prospective selling groups. There can be no assurance that further suitable acquisition candidates can be found, that acquisitions can be financed or consummated on favorable terms or that such acquisitions, if completed, will be successful. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board is currently evaluating certain matters relating to the physician practice management industry, including a review of accounting for business combinations. The Company is unable to predict the impact, if any, that this review may have on the Company's acquisition strategy.

  The Company has also entered into, and is in various stages of negotiations to form, joint ventures to own and operate occupational healthcare centers in selected markets. The Company's strategy is to form these joint ventures with competitively positioned hospital management companies, hospital systems and other healthcare providers. There can be no assurances that the Company will continue to utilize joint ventures as part of its growth strategy, that further suitable joint ventures can be formed or that such ventures will be successful. See "Strategy" and "Operations--Joint Ventures."

   Uncertainties Related to Changing Healthcare Environment

   The healthcare industry has experienced substantial changes in recent years. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including case rate and capitation plans, may play an increasing role in the delivery of occupational healthcare services, and that competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, HMOs and other significant providers of managed care products. To facilitate the Company's managed care strategy, the Company is developing risk-sharing products for the workers' compensation industry that will be marketed to employers, insurers and managed care organizations. No assurance can be given that the Company will prosper in the changing healthcare environment or that the Company's strategy to develop managed care programs will succeed in meeting employers' and workers' occupational healthcare needs. See "Strategy."

  There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Company believes that such initiatives will continue during the foreseeable future. Aspects of certain of these reforms as proposed in the past could, if adopted, adversely affect the Company. See "Laws and Regulations."

   Government Regulation

  The provision of healthcare services is heavily regulated at both the state and federal levels. State and federal workers' compensation laws control many aspects of providing medical services to the individuals covered by such laws (including, in many cases, the amounts that may be charged for those services). Approximately 60% of the Company's revenues in the twelve month period ended December 31, 1996 were subject to state-mandated fee schedules prescribing maximum reimbursable amounts for designated medical procedures. Although recent changes in such fee schedules have not adversely affected the Company, there can be no assurances that prospective changes will not have such an effect. State laws generally prohibit anyone other than a licensed physician from engaging in acts that constitute the practice of medicine and also prohibit physicians from "splitting" their fees with other persons. The Company is also subject to various other federal and state laws. Many of the applicable laws are enforced by regulatory authorities with broad discretion to interpret the laws and promulgate corresponding regulations, and violations of these laws and regulations may result in substantial penalties. The Company believes that its operations are in material compliance with currently applicable laws and regulations. There can be no assurance, however, that a court or regulatory authority will not determine that the Company's operations are not in compliance with any applicable law or regulation or that any such determination will not have a material adverse effect on the Company. See "Laws and Regulations."

  Uncertainties Regarding Healthcare Reform

  There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Company believes that such initiatives will continue during the foreseeable future. Aspects of certain of these reforms as proposed in the past could, if adopted, adversely affect the Company.

   Risks Inherent in Provision of Medical Services

  The Physician Groups and certain employees of the Company, are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants which may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company is indemnified under its management agreements with the Physician Groups for claims against them, maintains liability insurance for itself and negotiates liability insurance for the physicians in the Physician Groups. Successful malpractice claims asserted against the Physician Groups or the Company, however, could have a material adverse effect on the Company's financial condition and profitability. See "Operations."

   Competition

  The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. The Company's primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or -affiliated medical facilities. The Company believes that, due to the emergence of managed care, its competitors will increasingly consist of specialized provider groups, insurance companies, HMOs and other significant providers of managed care products. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete effectively against those competitors in the future. See "Strategy" and "Competition."

   History of Losses; Accumulated Deficit; Rapid Growth of the Company

   The Company has incurred losses in two of the past five fiscal years. The Company has achieved profitability in three of the past five years despite recording a significant loss in 1993 due to nonrecurring charges of $20,473,000. Of these charges, $19,030,000 were principally incurred in connection with the noncash write-down of goodwill, principally related to the Company's acquisitions in Milwaukee, Denver, Albuquerque and San Antonio. The remaining $1,543,000 related primarily to noncash write-downs of property and equipment of $594,000, certain personnel costs (including severance payments made to terminated employees), and certain other costs associated with the cessation of service and relocation of three centers. During the five years ended December 31, 1996 the Company incurred aggregate losses of approximately $5.8 million. Over the past five years, the Company has experienced rapid growth. In view of the Company's significant recent growth and the impact of nonrecurring charges on the Company's 1993 results, the Company's historical financial performance may not be indicative of its future performance.


   Dependence Upon Key Personnel

  The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces strong competition for experienced employees with technical expertise in the workers' compensation and managed care areas. The Company has obtained a "key man" life insurance policy on the life of John K. Carlyle, the Company's Chairman and Chief Executive Officer. This policy provides benefits of $1 million upon the death of Mr. Carlyle, and names the Company as sole beneficiary. Nevertheless, the loss of, or the inability to attract, qualified employees could have a material adverse effect on the Company's business.

   Shares Eligible for Future Sale

   Sales of substantial amounts of Common Stock in the public market following this offering, or the perception that such sales could occur, could adversely affect prevailing market prices of the Common Stock. The Company is unable to make any prediction as to the effect, if any, that future sales of Common Stock or the availability of Common Stock for sale may have on the market price of the Common Stock prevailing from time to time. Certain existing stockholders have the right to require the Company to register their Common Stock from time to time.

   Dividend Policy and Restrictions

  The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. The Company's loan agreement with Creditanstalt-Bankverein prohibits the Company from paying dividends and making other distributions on its Common Stock.

   Anti-Takeover Provisions

  Certain provisions of the Company's Certificate of Incorporation and certain provisions of the Delaware General Corporation Law may make it difficult to change control of the Company and replace incumbent management. For example, the Company's Certificate of Incorporation provides for a staggered Board of Directors and permits the Board of Directors, without stockholder approval, to issue additional shares of Common Stock or establish one or more series of Preferred Stock having such number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as the Board of Directors may determine.

  In addition, the terms of certain indebtedness of the Company may require prepayment upon a change of control of the Company and therefore may have an anti-takeover effect.

   Forward-Looking Information

   Statements contained in this Annual Report on Form 10-K that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, the availability of appropriate acquisition and joint venture candidates, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, results of financing efforts, and other risks described in this Annual Report on Form 10-K.

Item 2.  Properties

         The Company leases approximately 35,000 square feet of office space for its executive offices in Dallas, Texas under a lease expiring in 1998. Of the Company's 115 centers, 108 are leased for terms of one to ten years, and the remaining seven centers are owned by the Company. A typical center ranges in size from approximately 4,000 to 8,000 square feet. The Company believes that its facilities are adequate for its reasonably foreseeable needs.

Item 3.  Legal Proceedings

         The company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Incorporated by referenced herein from pages 24 and 32 of the Registrant's 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         Incorporated by reference herein from page 10 of the Registrant's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference herein from pages 11 through 15 of the Registrant's 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference herein from pages 16 through 30 of the Registrant's 1996 Annual Report to Shareholders.

Item 9.  Changes in and disagreements with Accounting and Financial Disclosures

         Not applicable.

                                    PART III

                                   MANAGEMENT

Item 10. Directors and Executive Officers

         Incorporated by reference herein from pages 4 through 5 and under the caption "Compliance With Section 16(a) of the Exchange Act" on page 16 of the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 3, 1997.

Item 11. Executive Compensation

         Incorporated by reference herein from pages 7 through 15 of the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 3, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference herein from page 16 of the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 3, 1997.

Item 13. Certain Transactions

         Incorporated by reference herein from page 17, under the heading "Certain Transactions" of the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 3, 1997.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and  Reports on Form 8-K



                                                             Page Number
(a)(1)  Financial Statements:                              in Annual Report
  Independent Auditors' Report..................................  30
  Consolidated Statements of Income, Years ended December 31,
  1996, 1995, and 1994..........................................  17
  Consolidated Balance Sheets, December 31, 1996 and 1995.......  16
  Consolidated Statements of Shareholders' Equity, Years Ended
  December 31, 1996, 1995 and 1994..............................  18
  Consolidated Statements of Cash Flows, Years ended
  December 31, 1996, 1995, and 1994.............................  19
  Notes to Consolidated Financial Statements....................  20



                                                            Page Number
                                                          in this Form 10-K
                                                          -----------------

(a)(2)  Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts............   17

(a)(3) The following documents were filed or incorporated by reference as Exhibits to this Report:

     2.1 Agreement and Plan of Merger between the Company and OccuSystems, Inc., a Texas corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Securities and Exchange Commission (the "Commission") on May 8, 1995 and incorporated herein by reference).

     3.1 Amended and Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

     3.2 Bylaws of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

     4.1 Indenture dated as of December 24, 1996, between the Company and the United States Trust Company of New York, as Trustee (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     4.2 Registration Rights Agreement dated as of December 24, 1996, among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Alex. Brown & Sons Incorporated and Piper Jaffrey Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     4.3 Amended and Restated Registration Rights Agreement dated June 3, 1993, among the Company and the several parties named therein, together with amendments thereto (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

     4.4 Registration Rights Agreement dated February 28, 1993, among the Company and the several parties named therein (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

     10.1 Form of Amendment to Employment Agreement of John K. Carlyle (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     10.2 Amendment to Employment Agreement of Daniel J. Thomas (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     10.3 Amendment to Employment Agreement of Richard A. Parr II (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     10.4 Amendment to Employment Agreement of James M. Greenwood (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     10.5 Amendment to Employment Agreement of W. Thomas Fogarty, M.D. (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

     10.6 Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between OccuCenters, Inc. ("OCI") and Occupational Health Centers of the Southwest, P.A., a Texas professional association (filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-24440) filed with the Commission on March 29, 1996 and incorporated herein by reference).

     10.7 Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between OCI and Occupational Health Centers of the Southwest, P.A., an Arizona professional association (filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-24440) filed with the Commission on March 29, 1996 and incorporated herein by reference).

+    10.8   Form of Occupational Medicine Center Management and Consulting
            Agreement dated December 31, 1993, between OCI and Occupational
            Health Centers of New Jersey, P.A., a New Jersey professional association, to be entered into by OCI and Occupational Health
            Centers of New Jersey, P.A.

     10.9 Amended and Restated Loan and Security Agreement dated January 3, 1995, among the Company, OCI and the lenders named therein, and Creditanstalt-Bankverein, as Agent for the Lenders, together with all amendments thereto (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

     10.10 Form of OccuSystems, Inc. 1995 Long-Term Incentive Plan (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

     10.11 First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

     10.12 Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

     10.13 Warrant Agreement dated January 3, 1995, between the Company and Creditanstalt-Bankverein (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

+    11.1   Statement regarding computation of per share earnings

     12.1 Statements regarding computation of ratios (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated by reference herein).

     +      21.1  List of Subsidiaries of the Company.

     +      24.1  Powers of Attorney (set forth on the signature page
                  hereto).(1)

     +      27.1  Financial Data Schedule.

+    Filed herewith.
(1) Incorporated by reference to the Form S-1 Registration Statement filed by the Company on February 26, 1996 (File No. 33-01-660).

(b)  Reports on Form 8-K

1. Effective January 1, 1996, OccuSystems, Inc. (the "Registrant") and OccuCenters, Inc. ("OCI"), a wholly owned subsidiary of the Registrant, acquired all of the outstanding shares of Baltimore Industrial Medical Center, Inc., Maryland Industrial Medical Center, Inc., and Washington Industrial Medical Center, Inc. (the "Purchased Entities") pursuant to that certain Stock Purchase Agreement (the "BIMG Agreement") dated
     October 12, 1995, , by and between Registrant, OCI and Jack M. Korsower, M.D., Russell A. May, Sidney Pion, M.D., Howard J. Rosen and Sheila Rosen (collectively the "BIMG Shareholders"). In consideration for the stock of the Purchased Entities, the Registrant issued to the BIMG Shareholders 225,000 shares of the Registrant's Common Stock, par value $0.01 per share. such transaction is valued at $4,500,000 based on the value of the Registrant's common stock at $20.00 per share. A resale registration statement on Form S-1 was filed with the Securities and Exchange Commission and became effective on January 5, 1996.

     Effective January 1 , 1996, the Registrant and OCI acquired substantially all of the assets of Occupational Health Resources, Inc. ("OHRI") pursuant to that certain Asset Purchase Agreement (the "OHR Agreement") by and between Registrant, OCI and OHRI. In consideration for the substantially all of the assets of OHRI, the Registrant issued to the shareholders of OHRI 201,431 shares of the Registrant's Common Stock, par value $0.01 per share. Such transaction is valued at $3,870,000 based on the value of the Registrant's common stock at approximately $19.21 per share. A resale registration statement on Form S-1 was filed with the Securities and Exchange Commission and became effective on January 5, 1996.

2. Effective November 1, 1996, the Registrant and OCI acquired all of the outstanding shares of Prizm Environmental & Occupational Health, Inc., a New Jersey corporation (the "Purchased Entity") pursuant to the certain Stock Purchase Agreement (the "Prizm Agreement") by and between
     Registrant, OCI and Ardith Grandbouche, Arthur Canario, M.D., Thomas Canario, Richard Machen and Jeffrey Kossack (collectively the "Prizm Shareholders"). In consideration for the stock of the Purchased Entity, the Registrant issued to the Prizm Shareholders 625,000 shares of the Registrant's common stock, par value $0.01 per share. Such transaction was valued at $17,578,125 based on the value of the Registrant's common stock at $28.125 per share (closing share price on the day the Prizm Agreement was executed). A resale registration statement on Form S-3 was filed with the Securities and Exchange Commission and became effective October 31, 1996. A subsequent Post Effective Amendment No. 1 was filed effective January 23, 1997. The transaction was accounted for as a pooling of interests.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1997

                                    OCCUSYSTEMS, INC.

                                By: /s/  JOHN K. CARLYLE
                                    --------------------
                                       John K. Carlyle
                                Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/  JAMES M. GREENWOOD
                                    -----------------------
                                      James M. Greenwood
                                    Senior Vice President and
                                     Chief Financial Officer
                            (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           Title                      Date
                                           -----                      ----
/s/   JOHN K. CARLYLE        Chairman, Chief Executive Officer   March 29, 1997
---------------------------  and Director
      John K. Carlyle        (Principal Executive Officer)

/s/  DANIEL J. THOMAS        President, Chief Operating          March 29, 1997
---------------------------  Officer and Director
     Daniel J. Thomas

/s/  JAMES M. GREENWOOD      Senior Vice President, Chief        March 29, 1997
---------------------------  Financial Officer,
   James M. Greenwood        Treasurer and Chief Accounting
                             Officer
                             (Principal Financial and
                             Accounting Officer)

/s/  RICHARD D. REHM         Director                            March 29, 1997
---------------------------
 Richard D. Rehm, M.D.

/s/  STEPHEN A. GEORGE, M.D. Director                            March 29, 1997
---------------------------
  Stephen A. George, M.D.

/s/ ROBERT W. O'LEARY        Director                            March 29, 1997
---------------------------
    Robert W. O'Leary

/s/ ROBERT A ORTENZIO        Director                            March 29, 1997
---------------------------
    Robert A. Ortenzio

/s/ PAUL B. QUEALLY          Director                            March 29, 1997
---------------------------
    Paul B. Queally





                               OccuSystems, Inc.

                  Valuation Accounts - Reserve for Bad Debts
                                (in thousands)


                                                            Additions
                                              --------------------------------------
                                  Balance at                                                               Balance at
                                 Beginning of         Charged to        Charged to                           End of
                                    Period             Expenses            Other           Deductions        Period
                                ----------------------------------------------------       ----------------------------

Year ended December 31, 1994     $    1,959           $    2,173         $    1,911 (1)     $   (2,780)   $    3,263

Year ended December 31, 1995     $    3,263           $    4,313         $    2,259 (1)     $   (2,848)   $    6,987

Year ended December 31, 1996     $    6,987           $    5,406         $    3,354 (1)     $   (6,686)   $    9,061


(1) Represents purchase allowances


EXHIBIT LIST FOR:
----------------

      2.1    Agreement and Plan of Merger between the Company and OccuSystems,
             Inc., a Texas corporation (filed as an exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-79734) last filed with the Securities and Exchange Commission (the "Commission") on
             May 8, 1995 and incorporated herein by reference).

      3.1    Amended and Restated Certificate of Incorporation of the Company
             (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on
             May 8, 1995 and incorporated herein by reference).

      3.2    Bylaws of the Company (filed as an exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

      4.1 Indenture dated as of December 24, 1996, between the Company and the United States Trust Company of New York, as Trustee (filed as an exhibit to the Company's Registration Statement on Form S-3
             (File No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

      4.2 Registration Rights Agreement dated as of December 24, 1996, among the Company, Donaldson, Lufkin & Jenrette Securities Corporation,
             Alex. Brown & Sons Incorporated and Piper Jaffrey Inc. (filed as an exhibit to the Company's Registration Statement on Form S-3 (File
             No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

      4.3    Amended and Restated Registration Rights Agreement dated June 3,
             1993, among the Company and the several parties named therein, together with amendments thereto (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

      4.4    Registration Rights Agreement dated February 28, 1993, among the
             Company and the several parties named therein (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No.
             33-79734) last filed with the Commission on May 8, 1995 and incorporated herein by reference).

      10.1 Form of Amendment to Employment Agreement of John K. Carlyle (filed as an exhibit to the Company's Registration Statement on Form S-3
             (File No. 333-20933) last filed with the Commission on January 31,
             1997 and incorporated herein by reference).

      10.2 Amendment to Employment Agreement of Daniel J. Thomas (filed as an exhibit to the Company's Registration Statement on Form S-3 (File
             No. 333-20933) last filed with the Commission on January 31, 1997 and incorporated herein by reference).

      10.3 Amendment to Employment Agreement of Richard A. Parr II (filed as an exhibit to the Company's Registration Statement on Form S-3
             (File No. 333-20933) last filed with the Commission on January 31,
             1997 and incorporated herein by reference).

      10.4 Amendment to Employment Agreement of James M. Greenwood (filed as an exhibit to the Company's Registration Statement on Form S-3
             (File No. 333-20933) last filed with the Commission on January 31,
             1997 and incorporated herein by reference).

      10.5 Amendment to Employment Agreement of W. Thomas Fogarty, M.D. (filed as an exhibit to the Company's Registration Statement on Form S-3
             (File No. 333-20933) last filed with the Commission on January 31,
             1997 and incorporated herein by reference).

      10.6 Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between OccuCenters, Inc. ("OCI") and
             Occupational Health Centers of the Southwest, P.A., a Texas professional association (filed as an exhibit to the Company's
             Annual Report on Form 10-K (File No. 0-24440) filed with the
             Commission on March 29, 1996 and incorporated herein by reference).


      10.7 Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between OCI and Occupational Health
             Centers of the Southwest, P.A., an Arizona professional association
             (filed as an exhibit to the Company's Annual Report on Form 10-K
             (File No. 0-24440) filed with the Commission on March 29, 1996 and incorporated herein by reference).

+     10.8   Form of Occupational Medicine Center Management and Consulting
             Agreement dated December 31, 1993, between OCI and Occupational
             Health Centers of New Jersey, P.A., a New Jersey professional association, to be entered into by OCI and Occupational Health
             Centers of New Jersey, P.A.

      10.9   Amended and Restated Loan and Security Agreement dated January 3,
             1995, among the Company, OCI and the lenders named therein, and Creditanstalt-Bankverein, as Agent for the Lenders, together with all amendments thereto (filed as an exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

      10.10 Form of OccuSystems, Inc. 1995 Long-Term Incentive Plan (filed as an exhibit to the Company's Registration Statement on Form S-1
             (File No. 33-01660) last filed with the Commission on March 27,
             1996 and incorporated herein by reference).

      10.11 First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and Restricted Stock Purchase Plan dated April 28, 1992 (filed as an exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

      10.12 Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-
             01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

      10.13  Warrant Agreement dated January 3, 1995, between the Company and
             Creditanstalt-Bankverein (filed as an exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-01660) last filed with the Commission on March 27, 1996 and incorporated herein by reference).

+     11.1   Statement regarding computation of per share earnings.

      12.1 Statements regarding computation of ratios (filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-
             20933) last filed with the Commission on January 31, 1997 and incorporated by reference herein).

      +      21.1   List of subsidiaries of the Company.(1)

      +      24.1   Powers of Attorney (set forth on the signature page hereto).

      +      27.1   Financial Data Schedule.

+     Filed herewith.
(1) Incorporated by reference to the Form S-1 Registration Statement filed by the Company on February 26, 1996 (File No. 33-01-660).