Form 10-Q
period 1997-03-31
OCCUSYSTEMS INC
filed 1997-05-06
CIK 924639

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1997 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the Transition period from _______________ to ______________


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

       Registrant's telephone number, including area code (972) 484-2700

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
    Yes   X                                 No
        -----                                   -----


    As of April 30, 1997, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

          Common stock ..........21,584,923 shares, par value $.01 per share
                                 ----------

================================================================================

                               OCCUSYSTEMS, INC.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                 March 31,    December 31,
                                                                                   1997           1996
                                                                               ------------   ------------
                                                                                Unaudited
ASSETS

Current assets:
 Cash and cash equivalents                                                     $     21,577   $     53,460
 Short-term investments                                                              31,097         12,045
 Accounts receivable, net                                                            41,606         38,699
 Other current assets                                                                 6,631          7,013
                                                                               ------------   ------------
     Total current assets                                                           100,911        111,217
                                                                               ------------   ------------

Long-term investments                                                                 9,494              0

Property and equipment, net                                                          37,650         35,674

Intangible assets, net                                                              107,604        106,352

Other assets                                                                          7,969          7,376
                                                                               ------------   ------------
     Total assets                                                              $    263,628   $    260,619
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                             $        860   $        884
 Accounts payable                                                                     1,363          2,073
 Accrued expenses                                                                    12,643         11,989
                                                                               ------------   ------------
     Total current liabilities                                                       14,866         14,946

Long-term debt, net of current portion                                               98,307         99,089

Other liabilities                                                                    14,336         14,043
                                                                               ------------   ------------
     Total liabilities                                                              127,509        128,078
                                                                               ------------   ------------

Stockholders' equity:
 Common stock ($.01 par value, 50,000,000 shares authorized,
   21,579,898 and 21,350,477 shares issued and outstanding
   at March 31, 1997, and December 31, 1996, respectively)                              216            214
 Additional paid-in capital                                                         143,803        143,043
 Accumulated deficit                                                                 (7,900)       (10,716)
                                                                               ------------   ------------
     Total stockholders' equity                                                     136,119        132,541
                                                                               ------------   ------------
     Total liabilities and stockholders' equity                                $    263,628   $    260,619
                                                                               ============   ============


                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                   Three months ended March 31,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------    -----------
Revenues:
  Net revenues                                      $    46,383    $    38,331

Costs and expenses:
  Operating expenses                                     34,633         30,498
  General and administrative                              3,876          3,613
  Depreciation and amortization                           2,139          1,486
                                                    -----------    -----------
    Total costs and expenses                             40,648         35,597
                                                    -----------    -----------
Operating income                                          5,735          2,734

Other (income) expense:
  Interest expense                                        1,598            560
  Interest income                                          (825)           (47)
  Minority interest                                         196            (13)
  Other, net                                                131             78
                                                    -----------    -----------
    Total other expense                                   1,100            578
                                                    -----------    -----------

Income from operations before taxes                       4,635          2,156

Provision for income taxes                                1,622            881
                                                    -----------    -----------
Net income                                          $     3,013    $     1,275
                                                    ===========    ===========
Earnings per common and common equivalent share:
   Net income                                       $      0.14    $      0.07
                                                    ===========    ===========
Shares used in earnings per common and common
 equivalent share computation                            22,316         21,662
                                                    ===========    ===========



                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              1997              1996
                                                                           ----------        ----------
Net cash provided by operating activities                                   $  1,845           $ 1,521
                                                                            --------           -------
Cash flows from investing activities:
 Purchases of property and equipment                                          (3,315)           (2,577)
 Purchases of investments                                                    (28,546)                0
 Cash paid for acquisitions, net of cash received                             (1,512)           (4,913)
                                                                            --------           -------
   Net cash used in investing activities                                     (33,373)           (7,490)
                                                                            --------           -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and warrants                            145               988
 Proceeds from issuance of long-term debt                                          0             4,247
 Payments on long-term debt and capital leases                                  (500)             (975)
                                                                            --------           -------
   Net cash (used in) provided by
     financing activities                                                       (355)            4,260
                                                                            --------           -------
Net(decrease)in cash                                                         (31,883)           (1,709)
Cash and cash equivalents at beginning of period                              53,460             8,618
                                                                            --------           -------
Cash and cash equivalents at end of period                                  $ 21,577           $ 6,909
                                                                            ========           =======

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.    PRESENTATION

     The balance sheet data at March 31, 1997, and the statement of operations and statement of cash flows data for the three months ended March 31, 1997 and March 31, 1996, have been derived from unaudited consolidated financial statements which, in the opinion of the management of OccuSystems, Inc. (the "Company"), reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Company for those periods.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings Per Share. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Implementation of SFAS 128 is required for all financial statements issued subsequent to December 15, 1997 but requires proforma disclosure in financial statements issued prior to that date.

                                                            Per Share
   Three Months Ended March 31    Income       Shares        Amounts
           1997                   ------       ------        -------

Net Income                        $3,013
                                  ------
BASIC EARNINGS PER SHARE
Income available to common
 shareholders                      3,013        21,575          $.14
                                                                ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                               741
Convertible debt                       2            26
                                  ------        ------
DILUTED EARNINGS PER SHARE
Income available to common
 shareholders plus assumed
 conversions                      $3,015        22,342          $.13
                                  ------        ------          ----

           1996
Net Income                        $1,275
                                  ------
BASIC EARNINGS PER SHARE
Income available to common
 shareholders                      1,275        19,451          $.07
                                                                ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                               967
Convertible debt                     162           194
                                  ------        ------
DILUTED EARNINGS PER SHARE
Income available to common
 shareholders plus assumed
 conversions                      $1,437        20,612          $.07
                                  ------        ------          ----

Recalculation of the 1996 EPS in conformity with FASB 128 does not change the primary or fully diluted per share amounts previously reported.

The Company has convertible subordinated notes outstanding at March 31, 1997 see
Note 5, which could be converted into 3,291,246 shares. These shares were not included in the computation of earnings per share as the option exercise price was greater than the average market price of the common shares.

NOTE 3.    BUSINESS COMBINATIONS

     Effective February 1, 1997, in a business combination accounted for as a pooling of interests, the Company acquired all of the outstanding common stock of Occupational Medicine of Columbus, P.C. in Columbus, Georgia, in exchange for 128,425 shares of the Company's common stock.

     On April 21, 1997, the Company entered into an Agreement and Plan of Reorganization with CRA Managed Care, Inc. ("CRA") and Concentra Managed Care, Inc. ("Concentra"), pursuant to which (i) the Company will be merged with and into Concentra and a wholly-owned subsidiary of Concentra will be merged with and into CRA, (ii) each share of the Company's common stock will be converted into one share of Concentra common stock and (iii) each share of CRA's common stock will be converted into 1.786 shares of Concentra common stock.


NOTE 4.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):


                                      March 31,    December 31,
                                         1997          1996
                                      ---------    ------------
         Land                         $   1,815       $   1,815
         Building and improvements        4,143           4,038
         Furniture and equipment         32,306          30,674
         Leasehold improvements          15,013          13,099
                                      ---------       ---------
                                         53,277          49,626
         Accumulated depreciation       (15,627)        (13,952)
                                      ---------       ---------
                                      $  37,650       $  35,674
                                      =========       =========

NOTE 5.    LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                   March 31,   December 31,
                                                      1997         1996
                                                   ----------  ------------
         Convertible subordinated notes,
          interest at 6%, due December 2001.......    $97,750       $97,750
         Convertible notes payable, interest at
          6%; payable through September 1999......        185           785
         Note payable to various holders,
          interest ranging from 5.5% to 10%,
          payable in installments through 2005....        301           304
         Obligations under capital leases.........        931         1,134
                                                      -------       -------
                                                       99,167        99,973
            Less:  Current maturities.............       (860)         (884)
                                                      -------       -------
                                                      $98,307       $99,089
                                                      =======       =======

     The maturities of long-term debt at March 31, 1997, are as follows (in thousands):

                1997                                     $   860
                1998                                         243
                1999                                         196
                2000                                          38
                2001                                      97,750
                Thereafter                                    80
                                                         -------
                                                         $99,167
                                                         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------


The Company derives its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the three month period ended March 31, 1997, the Company derived 64% of its net revenues from the treatment of work-related injuries and illnesses and 36% of its net revenues from non-injury related medical services. Physician and physical therapy services are provided at the Company's centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The Company's consolidated results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services, including salaries, benefits, malpractice insurance premiums and other related expenses.

The Company's rapid growth has resulted primarily from acquisitions of practices principally engaged in occupational healthcare. Since December 1, 1991, the Company has completed 53 acquisition transactions involving 112 physician practices and has developed another 30 physician practices. As of April 15, 1997, the Company operated 117 centers located in 16 states and served 32 markets.

The following table provides certain information concerning the Company's acquisition and development of practices during the periods indicated:

                                                                                            THREE MONTHS ENDED
                                                              YEARS ENDED DECEMBER 31         MARCH 31,1997
                                                        --------------------------------    ------------------
                                                        1992   1993   1994   1995   1996
Practices acquired during the period (1)...........      16     9     17     24     32                3
Practices developed during the period..............       2     3      6      3     10                3
Number of centers at end of period (2).............      24    36     54     71    109              115
Number of affiliated physicians at end of period...      45    72     95    129    196              201
Same market revenue growth (3).....................     16.5%  33.8%  13.4%  12.2%  10.7%             9.9%

-------------------------------------------------

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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET REVENUES
------------

Net revenues increased 21.0% from $38,331,000 in the first quarter of 1996 to $46,383,000 in the first quarter of 1997. Of this increase, $1,277,000 resulted from practices acquired during 1997, $3,705,000 resulted from practices acquired in 1996 and developed in new markets during 1996 and 1997, $2,675,000 resulted from increased business in same markets (9.9% same market increase), and $395,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
------------------

Operating expenses increased 13.6% from $30,498,000 in the first quarter of 1996 to $34,633,000 in the first quarter of 1997. This increase was principally related to the practices acquired in 1997 and to practices acquired and developed during 1996. Operating expenses as a percentage of net revenues decreased from 79.6% in the first quarter of 1996 to 74.7% in the first quarter of 1997. For centers owned during the first quarter of 1997 and 1996, operating expenses decreased 3.8% from 78.4% in the first quarter of 1996 to 74.6% in the first quarter of 1997.

The practices acquired and developed during 1997 contributed operating margins of 15.5%, as compared to the practices owned prior to 1997, which produced operating margins of 27.6%. As certain functions are consolidated and other staff-related changes occur, the operating margins of acquired practices have tended to improve over time.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased 7.3% from $3,613,000 in the first quarter of 1996 to $3,876,000 in the first quarter of 1997. As a percentage of net revenues, these costs decreased from 9.4% in the first quarter of 1996 to 8.4% in the first quarter of 1997.


DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense increased 43.9% from $1,486,000 in the first quarter of 1996 to $2,139,000 in the first quarter of 1996. This increase resulted primarily from centers acquired in 1996 and 1997, as well as the depreciation expense attributable to the rollout of the Company's new proprietary information system. As a percentage of net revenues, this expense increased from 3.9% in 1996 to 4.6% in 1997.


INTEREST EXPENSE
----------------

Interest expense increased from $560,000 in the first quarter of 1996 to $1,598,000 in the first quarter of 1997. This increase is primarily due to the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996. As a percentage of net revenues, this expense increased from 1.5% during the first quarter of 1996 to 3.4% in the first quarter of 1997.

INTEREST INCOME
---------------

Interest income increased from $47,000 in the first quarter of 1996 to $825,000 in the first quarter of 1997. This increase is primarily due to the investment of the net proceeds, after retirement of $23.7 million in bank debt, from the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996.

INCOME TAXES
------------

The Company's effective tax rate decreased from 40% for the three months ended March 31, 1996 to 35% for the three months ended March 31, 1997. This decrease was due to a reduction in the deferred tax asset valuation allowance, initially recorded in 1993, as a result of positive evidence with respect to the ultimate realization of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company had $86.0 million in working capital, a decrease of $10.2 million from December 31, 1996. The Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $21.6 million,
(ii) short-term investments of $31.1 million, (iii) net accounts receivable of $41.6 million, and (iv) $60.0 million in borrowing capacity under a revolving loan agreement with Creditanstalt-Bankverein ("the Loan Agreement").

Cash and cash equivalents decreased $31.9 million from $53.5 million as of December 31, 1996 to $21.6 million as of March 31, 1997. This decrease is primarily the result of the addition of short-term investments of $19.1 million and long-term investments of $9.5 million in the first quarter of 1997.

The Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Loan Agreement, will be sufficient to meet working capital requirements, debt obligations, and finance any necessary capital expenditures for the foreseeable future. Expansion of the Company's business through acquisitions, development centers, and joint ventures may require additional funds, which, to the extent not provided by internally generated sources, cash and cash equivalents, investments and the amended loan agreement, would require the Company to seek additional debt or equity financing.

PART II.   OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 11 - Statement re Computation of Earnings Per Common and Common Equivalent Share.

    (b)   Reports on Form 8-K:

          There have been no reports on Form 8-K for the quarter for which this Form 10-Q is being filed. On April 23, 1997, the Company filed a report on Form 8-K announcing the Company's agreement to a merger with CRA Managed Care, Inc. (See Note 3).



                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OccuSystems, Inc.


Date:  May 6, 1996                               /s/ JOHN K. CARLYLE
                                                 ------------------------------
                                                 John K. Carlyle
                                                 Chairman and Chief
                                                   Executive Officer


                                                 /s/ JAMES M. GREENWOOD
                                                 ------------------------------
                                                 James M. Greenwood
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)