Form 10-K/A
period 1996-12-31
OCCUSYSTEMS INC
filed 1997-07-31
CIK 924639

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------

                                   FORM 10-K/A
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1996 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _______ to ________

                        Commission file number  0-24440

                               OCCUSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
           Delaware                                      75-2543036
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3010 LBJ Freeway, Suite 400, Dallas, Texas                  75234
 (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:    (972) 484-2700

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

  Physician and physical therapy services are provided at the Company's centers under management agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The management agreements between the Company and the Physician Groups with respect to the 201 affiliated physicians have 40-year terms. Pursuant to each management agreement, receivables are collected by the Company on behalf of the Physician Groups. The Company advances funds for payment of each Physician Group's expenses, including salaries, shortly after services are rendered to patients. Under the terms of each management agreement, the Company provides each Physician Group with most non-physician support and all facilities, supplies and marketing services necessary for the Physician Group to render services to the centers' patients. For those services, the Company receives a management fee based on the net revenues attributable to the services provided by the medical staff. Deductions from such revenues include compensation and benefits costs related to the providers, malpractice insurance premiums, and other miscellaneous expenses associated with these employees. The balance remaining after the aforementioned deductions represents the management fee. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for administrative discounts and bad debts. The Company provides services to the Physician Groups as an independent contractor and is responsible only for the non-medical aspects of the Physician Groups' practices. The Physician Groups retain sole responsibility for all medical decisions.

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


   Joint Ventures

  The Company's strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the formation of strategic joint ventures in addition to the acquisition and development of physician practices. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, the Company may focus its expansion efforts on the establishment of joint ventures. Effective January 1996, the Company formed a joint venture in Tucson, Arizona with El Dorado Hospital and Medical Center (owned by Columbia/HCA Healthcare Corporation) to establish a network of occupational healthcare centers in the Tucson market. Effective May 1996, the Company formed a joint venture in Oklahoma City, Oklahoma with INTEGRIS Ambulatory Care Corporation to establish a network of occupational healthcare centers in Oklahoma. In December 1996, the Company entered into a joint venture with Mercy Clinics, Inc., an affiliate of Mercy Hospital System, to establish a network of occupational healthcare centers in the

Des Moines, Iowa market. The Company is the manager of the respective hospital joint ventures, and as such is responsible for all of the activities associated with the operations of the clinics. As compensation for the management of the ventures, the Company receives a monthly fee based upon net revenues. The Company is currently in negotiations with other joint venture candidates in certain other markets. See "Risk Factors--Dependence on Future Acquisitions and Joint Ventures."


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