Form 10-Q
period 1997-06-30
OCCUSYSTEMS INC
filed 1997-08-07
CIK 924639

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1997 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the Transition period from ____________________ to __________________

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
  Yes   X                                    No
     ------                                    -----

    As of August 4, 1997, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

      Common stock ..........21,695,887 shares, par value $.01 per share

================================================================================

                                OCCUSYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                              June 30,  December 31,
                                                                1997        1996
                                                             --------    --------
                                                            (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                $ 12,478    $ 53,460
    Short-term investments                                     37,828      12,045
    Accounts receivable, net                                   47,561      38,699
    Other current assets                                        7,192       7,013
                                                             --------    --------
          Total current assets                                105,059     111,217
                                                             --------    --------

Long-term investments                                           3,967           0

Property and equipment, net                                    41,984      35,674

Intangible assets, net                                        107,901     106,352

Other assets                                                    8,631       7,376
                                                             --------    --------
          Total assets                                       $267,542    $260,619
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                        $    555    $    884
    Accounts payable                                            1,732       2,073
    Accrued expenses                                            7,863      11,989
                                                             --------    --------
          Total current liabilities                            10,150      14,946

Long-term debt, net of current portion                         98,525      99,089

Other liabilities                                              16,864      14,043
                                                             --------    --------
          Total liabilities                                   125,539     128,078
                                                             --------    --------

Stockholders' equity:
    Common stock ($.01 par value,  50,000,000 shares
      authorized,  21,643,285 and 21,350,477  shares
      issued and  outstanding  at June 30, 1997,
      and December 31, 1996, respectively)                        216         214
    Additional paid-in capital                                144,668     143,043
    Accumulated deficit                                        (2,881)    (10,716)
                                                             --------    --------
          Total stockholders' equity                          142,003     132,541
                                                             --------    --------
          Total liabilities and stockholders' equity         $267,542    $260,619
                                                             ========    ========


                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                      Three months ended June 30,      Six months ended June 30,
                                                      ---------------------------      -------------------------
                                                       1997                 1996        1997               1996
                                                      -------              ------      -------           -------
Revenues:
    Net revenues                                      $52,665             $43,246      $99,048           $81,577

Costs and expenses:
    Operating expenses                                 37,130              31,815       71,763            62,313
    General and administrative                          4,064               4,062        7,940             7,675
    Depreciation and amortization                       2,316               1,616        4,455             3,102
                                                      -------             -------      -------           -------
        Total costs and expenses                       43,510              37,493       84,158            73,090
                                                      -------             -------      -------           -------
Operating income                                        9,155               5,753       14,890             8,487

Other (income) expense:
    Interest expense                                    1,702                 450        3,300             1,010
    Interest income                                      (759)                (53)      (1,584)             (100)
    Minority interest                                     303                 116          499               103
    Other, net                                            179                 115          310               193
                                                      -------             -------      -------           -------
        Total other expense                             1,425                 628        2,525             1,206
                                                      -------             -------      -------           -------

Income from operations before taxes                     7,730               5,125       12,365             7,281

Provision for income taxes                              2,705               1,859        4,327             2,740
                                                      -------             -------      -------           -------
Net income                                            $ 5,025             $ 3,266        8,038           $ 4,541
                                                      =======             =======      =======           =======

Earnings per common and common equivalent share:
    Net income                                        $  0.23             $  0.15      $  0.36           $  0.22
                                                      =======             =======      =======           =======

Shares used in earnings per common and common
 equivalent share computation                          22,326              22,081       22,321            21,871
                                                      =======             =======      =======           =======


                            See accompanying notes.

                               OCCUSYSTEMS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                  Six months ended June 30,
                                                                  ------------------------
                                                                    1997            1996
                                                                  --------        --------


Net cash used in operating activities                             $   (500)       $   (260)
                                                                  --------        --------

Cash flows from investing activities:
    Purchases of property and equipment, net                        (8,543)         (7,244)
    Purchases of investments                                       (29,750)              0
    Cash paid for acquisitions, net of cash received                (3,288)         (8,711)
                                                                  --------        --------

          Net cash used in investing activities                    (41,581)        (15,955)
                                                                  --------        --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants               424           1,451
    Payment of dividends                                                 0            (406)
    Proceeds from the issuance of long-term debt                         0          13,630
    Proceeds from joint venture capitalization                       1,262               0
    Payments on long-term debt and capital leases                     (587)         (1,009)
                                                                  --------        --------

          Net cash provided by financing activities                  1,099          13,666
                                                                  --------        --------

Net decrease in cash                                               (40,982)         (2,549)
Cash and cash equivalents at beginning of period                    53,460           7,735
                                                                  --------        --------

Cash and cash equivalents at end of period                        $ 12,478        $  5,186
                                                                  ========        ========

                            See accompanying notes.

                               OCCUSYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.    PRESENTATION

          The balance sheet data at June 30, 1997, the statement of operations data for the three and six month periods ended June 30, 1997 and 1996, and the statement of cash flows data for the six month periods ended June 30, 1997 and 1996, have been derived from unaudited consolidated financial statements which, in the opinion of the management of OccuSystems, Inc. (the "Company"), reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Company for those periods.

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


      Three Months Ended June 30,                         Per Share
                                           Income  Shares  Amounts
                                          ------  ------  --------
               1997
Net Income                              $  5,025
                                        --------
BASIC EARNINGS PER SHARE
Income available to common shareholders    5,025  21,627    $.23
                                                            ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                                 686
Convertible debt                               2      26
                                        --------  ------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions              $  5,027  22,339    $.23
                                        --------  ------    ----

               1996
Net Income                              $  3,266
                                        --------
BASIC EARNINGS PER SHARE
Income available to common shareholders    3,266  20,962    $.16
                                                            ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                               1,118
Convertible debt                              10     124
                                        --------  ------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions              $  3,276  22,204    $.15
                                        --------  ------    ----


Six Months Ended June 30,                                  Per Share
                                          Income  Shares    Amounts
                                          ------  ------    -------
               1997
Net Income                              $  8,038
                                        --------
BASIC EARNINGS PER SHARE
Income available to common shareholders    8,038  21,601    $.37
                                                            ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                                 713
Convertible debt                               4      27
                                        --------  ------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions              $  8,042  22,341    $.36
                                        --------  ------    ----

               1996
Net Income                              $  4,541
                                        --------
BASIC EARNINGS PER SHARE
Income available to common shareholders    4,541  20,207    $.22
                                                            ----

EFFECT OF DILUTIVE SECURITIES
Options and warrants                               1,066
Convertible debt                             171     159
                                        --------  ------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions              $  4,712  21,432    $.22
                                        --------  ------    ----

Recalculation of the 1996 EPS in conformity with FASB 128 does not change the primary or fully diluted per share amounts previously reported.

The Company has convertible subordinated notes outstanding at June 30, 1997 (see
Note 5), which could be converted into 3,291,246 shares. These shares were not included in the computation of earnings per share as the option exercise price was greater than the average market price of the common shares.

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


NOTE 4.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                              June 30,    December 31,
                                1997          1996
                           -----------   -------------
Land                         $   2,567       $   1,815
Building and improvements        5,650           4,038
Furniture and equipment         34,233          30,674
Leasehold improvements          16,690          13,099
                             ---------       ---------
                                59,140          49,626
Accumulated depreciation      ( 17,156)       ( 13,952)
                             ---------       ---------
                             $  41,984       $  35,674
                             =========       =========

NOTE 5.    LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                June 30,    December 31,
                                                  1997         1996
                                              ----------   ------------
Convertible subordinated notes,
 interest at 6%, due December 2001..........     $97,750        $97,750
Convertible notes payable, interest at
 6%; payable through September 1999.........         185            785
Notes payable to various holders,
 interest ranging from 5.5% to 10%,
 payable in installments through 2005.......         403            304
Obligations under capital leases............         742          1,134
                                                 -------        -------
                                                  99,080         99,973
  Less:  Current maturities.................       ( 555)         ( 884)
                                                 -------        -------
                                                 $98,525        $99,089
                                                 =======        =======

    The maturities of long-term debt at June 30, 1997, are as follows (in thousands):

        1997                               $   262
        1998                                   484
        1999                                   438
        2000                                    51
        2001                                97,766
        Thereafter                              79
                                           -------
                                           $99,080
                                           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

As a physician practice management company focusing on occupational healthcare, OccuSystems manages occupational healthcare centers at which it provides support personnel, marketing, information systems, and management services to its affiliated physicians. OccuSystems owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. The Company derives its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the six month period ended June 30, 1997, the Company derived 63% of its net revenues from the treatment of work-related injuries and illnesses and 37% of its net revenues from non-injury related medical services.

Physician and physical therapy services are provided at the Company's centers under management agreements with affiliated physician associations (the "Physician Groups"), which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Under these agreements, all revenues derived from medical services provided by the physicians and physical therapists employed by the Physician Groups are revenues of the Physician Groups and the compensation, benefits and other payments to these physicians and physical therapists, and malpractice insurance premiums and other miscellaneous expenses associated with these providers are expenses of the Physician Groups.

The Company receives management fees under these agreements equal to the revenues of the Physician Groups less these expenses (100% of the residual interest). However, since the Company effectively controls the Physician Groups, the Company's consolidated results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services. The financial statements of the Physician Groups are consolidated because the Company has unilateral control over the assets and operations of the Physician Groups and notwithstanding the lack of technical majority ownership, consolidation of the Physician Groups with the Company is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means other than record ownership of the Physician Groups' voting stock.

The shareholders of the Physician Groups are the physician leaders of the Company, and are employed by the Company or one of its wholly-owned subsidiaries. Through a shareholder agreement, the Company restricts any transfer of Physician Group ownership without its consent and can require the holder of such shares to transfer ownership to a Company designee upon the occurrence of certain events, including but not limited to the cessation of employment. Control of the Physician Groups is perpetual and other than temporary because of the nature of the relationship and the management agreements between the entities. The employed physicians do not control fee schedules, payor contracts, or employment decisions regarding personnel. The risk of loss of billed services provided by the

Physician Groups resides ultimately with the Company as OccuSystems is required to provide financial support on an as needed basis.

OccuSystems, through its wholly owned subsidiary, OccuCenters, Inc., is a partner in several joint venture arrangements with various hospitals. These joint ventures were established to operate occupational medicine centers in certain areas of the country.

These joint ventures include (i) Tucson Occupational Medicine Partnership, an Arizona general partnership, (ii) O.H.C. of Oklahoma L.L.C., an Oklahoma limited liability company, (iii) Concentra Iowa L.L.C., an Iowa limited liability company, (iv) Concentra Occupational Healthcare Harrisburg, L.P., and (v) Concentra Arkansas L.L.C., a Delaware limited liability company.

OccuCenters has a management agreement with each of the joint ventures to provide management services to the joint ventures. As the manager of the respective hospital joint ventures, OccuCenters' responsibilities include the provision of all management, development, and administrative services attendant to each venture's business. OccuCenter's obligations include the management of all personnel, payroll and employee benefits as each venture's employees are leased from OccuCenters. OccuCenters must also manage the billing and collection function, including the establishment of pricing schedules for patient services, risk management, marketing, information systems, financial reporting, tax and accounting matters, real estate issues and patient scheduling. Furthermore, OccuCenters grants to each venture the use of any and all trade names of OccuCenters.

The hospital partners are precluded from competing with the business of the ventures in the geographic areas served by the ventures and are prohibited from transferring any or all of their ownership interest without prior written consent of OccuCenters. The hospital partners and OccuCenters are jointly responsible for any powers, duties, and responsibilities vested by law.

As compensation for the management of the respective ventures, OccuCenters is paid a monthly fee which is calculated based upon net revenues. This fee is retained by OccuCenters out of the operating revenue of each venture. The management fees paid to OccuCenters under these arrangements range from 7% to 14% of net revenues.

Because of OccuSystems' effective control of these joint ventures through its ownership percentages and management agreements, the financial statements of the joint ventures are consolidated with those of OccuSystems.

The Company's rapid growth has resulted primarily from acquisitions of practices principally engaged in occupational healthcare. Since December 1, 1991, the Company has completed 55 acquisition transactions involving 114 physician practices and has developed another 32 physician practices. As of August 4, 1997, the Company operated 121 centers located in 16 states and served 32 markets.

The following table provides certain information concerning the Company's acquisition and development of practices during the periods indicated:

                                                                                        SIX MONTHS ENDED
                                                          YEARS ENDED DECEMBER 31         JUNE 30,1997
                                                      --------------------------------  ----------------
                                                      1992   1993   1994   1995   1996

Practices acquired during the period (1) ..........     16      9     17     24     32           6
Practices developed during the period..............      2      3      6      3     10           7
Number of centers at end of period (2).............     24     36     54     71    109         120
Number of affiliated physicians at end of
period.............................................     45     72     95    129    196         216
Same market revenue growth (3).....................   16.5%  33.8%  13.4%  12.2%  10.7%       10.5%

----------------
(1) Represents practices the assets of which were acquired during each period presented and not subsequently divested.
(2) Does not include practices the assets of which were acquired and subsequently divested or consolidated into existing centers within a market.
(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which the Company has operated for longer than one year (excluding revenue growth due to acquisitions of additional centers).


THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET REVENUES
------------

Net revenues increased 21.8% from $43,246,000 in the second quarter of 1996 to $52,665,000 in the second quarter of 1997. Of this increase, $1,469,000 resulted from practices acquired during 1997, $3,616,000 resulted from practices acquired in 1996 and developed in new markets during 1996 and 1997, $3,927,000 resulted from increased business in same markets (11.0% same market increase), and $407,000 resulted from consulting and other ancillary services.

OPERATING EXPENSES
------------------

Operating expenses increased 16.7% from $31,815,000 in the second quarter of 1996 to $37,130,000 in the second quarter of 1997. This increase was principally related to the practices acquired in 1997 and to practices acquired and developed during 1996. Operating expenses as a percentage of net revenues decreased from 73.6% in the second quarter of 1996 to 70.5% in the second quarter of 1997. For centers owned during the second quarter of 1997 and 1996, operating expenses decreased 1.8% from 72.1% in the second quarter of 1996 to 70.3% in the second quarter of 1997.

The practices acquired and developed during 1997 contributed operating margins of 15.2%, as compared to the practices owned prior to 1997, which produced operating margins of 29.9%. As certain functions are consolidated and other staff-related changes occur, the operating margins of acquired practices have tended to improve over time.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased from $4,062,000 in the second quarter of 1996 to $4,064,000 in the second quarter of 1997. As a percentage of net revenues, these costs decreased from 9.4% in the second quarter of 1996 to 7.7% in the second quarter of 1997. The decrease in expenses as a percentage of net revenues from 1996 to 1997 is primarily attributable to the elimination of duplicate costs through the integration of acquired entities, as well as economies of scale gained through continued expansion in existing markets.


DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense increased 43.3% from $1,616,000 in the second quarter of 1996 to $2,316,000 in the second quarter of 1997. This increase resulted primarily from centers acquired in 1996 and 1997, as well as the depreciation expense attributable to the rollout of the Company's new proprietary information system. As a percentage of net revenues, this expense increased from 3.7% in 1996 to 4.4% in 1997.


INTEREST EXPENSE
----------------

Interest expense increased from $450,000 in the second quarter of 1996 to $1,702,000 in the second quarter of 1997. This increase is primarily due to the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996. As a percentage of net revenues, this expense increased from 1.0% during the second quarter of 1996 to 3.2% in the second quarter of 1997.


INTEREST INCOME
---------------

Interest income increased from $53,000 in the second quarter of 1996 to $759,000 in the second quarter of 1997. This increase is primarily due to the investment of the net proceeds, after retirement of $23.7 million in bank debt, from the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996.



SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET REVENUES
------------

Net revenues increased 21.4% from $81,577,000 in the first six months of 1996 to $99,048,000 in the first six months of 1997. Of this increase, $2,746,000 resulted from practices acquired during 1997, $7,321,000 resulted from practices acquired in 1996 and developed in new markets during 1996 and 1997, $6,602,000 resulted from increased business in same markets (10.5% same market increase), and $802,000 resulted from consulting and other ancillary services.


OPERATING EXPENSES
------------------

Operating expenses increased 15.2% from $62,313,000 in the first six months of 1996 to $71,763,000 in the first six months of 1997. This increase was principally related to the practices acquired in 1997 and to practices acquired and developed during 1996. Operating expenses as a percentage of net revenues decreased from 76.4% in the first six months of 1996 to 72.5% in the first six months of 1997. For centers owned during the first six months of 1997 and 1996, operating expenses decreased 2.8% from 75.2% in the first six months of 1996 to 72.4% in the first six months of 1997.

The practices acquired and developed during 1997 contributed operating margins of 15.2%, as compared to the practices owned prior to 1997, which produced operating margins of 27.5%. As certain functions are consolidated and other staff-related changes occur, the operating margins of acquired practices have tended to improve over time.


GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased 3.5% from $7,675,000 in the first six months of 1996 to $7,940,000 in the first six months of 1997. As a percentage of net revenues, these costs decreased from 9.4% in the first six months of 1996 to 8.0% in the first six months of 1997. The decrease in expenses as a percentage of net revenues from 1996 to 1997 is primarily attributable to the elimination of duplicate costs through the integration of acquired entities, as well as economies of scale gained through continued expansion in existing markets.


DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense increased 43.6% from $3,102,000 in the first six months of 1996 to $4,455,000 in the first six months of 1997. This increase resulted primarily from centers acquired in 1996 and 1997, as well as the depreciation expense attributable to the rollout of the Company's new proprietary information system. As a percentage of net revenues, this expense increased from 3.8% in 1996 to 4.5% in 1997.


INTEREST EXPENSE
----------------

Interest expense increased from $1,010,000 in the first six months of 1996 to $3,300,000 in the first six months of 1997. This increase is primarily due to the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996. As a percentage of net revenues, this expense increased from 1.2% during the first six months of 1996 to 3.3% in the first six months of 1997.


INTEREST INCOME
---------------

Interest income increased from $100,000 in the first six months of 1996 to $1,584,000 in the first six months of 1997. This increase is primarily due to the investment of the net proceeds, after retirement of $23.7 million in bank debt, from the issuance of $97.8 million of 6% convertible subordinated notes in December, 1996.

INCOME TAXES
------------

The Company's effective tax rate decreased from 37.6% for the six months ended June 30, 1996 to 35% for the six months ended June 30, 1997. This decrease was due to a reduction in the deferred tax asset valuation allowance, initially recorded in 1993, as a result of positive evidence with respect to the ultimate realization of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, the Company had $94.9 million in working capital, a decrease of $1.4 million from December 31, 1996. The Company's principal sources of liquidity consisted of (i) cash and cash equivalents aggregating $12.5 million,
(ii) short-term investments of $37.8 million, (iii) net accounts receivable of $47.6 million, and (iv) $60.0 million in borrowing capacity under a revolving loan agreement with Creditanstalt-Bankverein ("the Loan Agreement").

Cash and cash equivalents decreased $41.0 million from $53.5 million as of December 31, 1996 to $12.5 million as of June 30, 1997. This decrease is primarily the result of the purchase of short-term investments of $25.8 million and long-term investments of $4.0 million and purchases of property and equipment of $8.5 million in the first six months of 1997.

The Company anticipates that funds generated from operations, cash and cash equivalents, and funds available under the Loan Agreement, will be sufficient to meet working capital requirements, debt obligations, and finance any necessary capital expenditures for the foreseeable future. Expansion of the Company's business through acquisitions, development centers, and joint ventures may require additional funds, which, to the extent not provided by internally generated sources, cash and cash equivalents, investments and the Loan Agreement, would require the Company to seek additional debt or equity financing.

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


                                           OccuSystems, Inc.


Date:  August 7, 1997                      /s/ JOHN K. CARLYLE
                                           -----------------------------------
                                           John K. Carlyle
                                           Chairman and Chief Executive Officer


                                           /s/ JAMES M. GREENWOOD
                                           -----------------------------------
                                          James M. Greenwood
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)